Form 10-Q
period 2015-03-31
Green Meadow Products, Inc.
filed 2015-05-14
CIK 1557340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________to ________________

Commission file number 333-198993

Green Meadow Products, Inc.

(Name of small business issuer in its charter)

Wyoming	7812	45-5552519
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

1010 Industrial Road, Ste. 70

Boulder City, Nevada 89005

www.GreenMeadowProducts.com

702-769-4529

(Address and telephone number of registrant's principal executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Stock, $0.001 par value per share	7,563,500

Green Meadow Products, Inc.

TABLE OF CONTENTS

GREEN MEADOW PRODUCTS, INC.
CONDENSED BALANCE SHEETS

	Unaudited March 31, 2015	Audited June 30, 2014

Assets

Current Assets
Cash	$32,875	$47,713
Total Current Assets	32,875	47,713

Other Assets
Web development costs, net of amortization of $896 and $139 respectively.	14,104	9,861
Other intangible assets, net of amortization of $2,189 and $1,400 respectively.	8,311	9,100

Total Assets	$55,290	$66,674

Liabilities And Stockholders' Equity

Current Liabilities
Deferred revenue	$15,000	$—
Income tax payable	—	1,984
Total Current Liabilities	15,000	1,984

Total Liabilities	15,000	1,984
Commitments and Contingencies

Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 7,563,500 shares issued and outstanding at March 31, 2015 (unaudited) and June 30, 2014	7,564	7,564
Additional paid-in-capital	45,886	45,886
Accumulated Earnings (Deficit)	(13,160)	11,240
Total Stockholders' Equity	40,290	64,690

Total Liabilities and Stockholders' Equity	$55,290	$66,674

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31 2015	Three months ended March 31, 2014		Nine months ended March 31, 2015		Nine months ended March 31, 2014
Revenue
Sub license agreements	$—	$21,000		$15,000		$21,000
Sales	3,080	—		3,080		—
Total Revenue	3,080	21,000		18,080		21,000

Cost of Goods Sold
Cost of goods	400	—		400		—
Total cost of Goods Sold	400	—		400		—

Gross Profit	2,680	21,000		17,680		21,000

Operating Expenses
Professional fees	10,500	—		29,500		—
Amortization	624	—		1,546		—
Salary-related party	6,000	—		6,000		—
Marketing	—	7,000		7,000		7,000
Other fees	6	3		18		24
Total Operating Expenses	17,130	7,003		44,064		7,024

Income (loss) before income taxes	(14,450)	13,997		(26,384)		13,976

Income taxes	(194)	—		(1,984)		—

Net Income (loss)	$(14,256)	$13,997		$(24,400)		$13,976

Basic and Diluted Income (Loss) Per Share	$(0.00) *	$0.00	*	$(0.00)	*	$0.00	*
Weighted Average of Common Shares Outstanding basic and diluted	7,563,500	7,267,181		7,563,500		7,267,181

 * denotes income or (loss) of less than $.01 per share.

See accompanying notes to condensed unaudited financial statements .

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31, 2015	For the Nine Months Ended March 31, 2014
Cash Flows from Operating Activities
Net Income (loss)	$(24,400)	$13,976

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	1,546	—
Changes in operating assets and liabilities
Accounts receivable	—	25,000
Accounts payable	—	(30,000)
Deferred revenue	15,000	—
Income tax payable	(1,984)	—
Net Cash Provided by (used in) Operating Activities	(9,838	8,976

Cash Flows from Investing Activities
Website development costs	(5,000)	—
Net Cash used in Investing Activities	(5,000)	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	7,000
Net Cash Provided by (Used in) Financing Activities	—	7,000

Increase (decrease) in Cash	(14,838)	15,976

Cash at Beginning of Period	47,713	5,305

Cash at End of Period	$32,875	$21,280

Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

Note 1 – NATURE OF OPERATIONS

Green Meadow Products, Inc. ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company initially acquired a product for trucking fleets on March 20, 2012. Subsequently on April 18, 2014, we made the decision to take the business in a different direction and sold the product for the trucking fleets at a loss. The Company's new focus is on natural products for the pet industry.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company's year-end is June 30.

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and are presented in US dollars. Accordingly, these unaudited interim condensed financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows as of March 31, 2015 and for the interim periods presented herein have been reflected in these unaudited interim condensed financial statements and the notes thereto. Interim results included herein are not necessarily indicative of the results to be expected for the fiscal year as a whole. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements and accompanying notes for the fiscal year ended June 30, 2014, included elsewhere in this registration statement.

DEVELOPMENT STAGE ENTERPRISE

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (June 22, 2012) as a development stage company. Effective June 10, 2015 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after March 15, 2015 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

ESTIMATES

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2014 or March 31, 2015.

ACCOUNTS RECEIVABLE

Trade receivables are carried at original invoice amount. Accounts receivable are written off to bad debt expense using the direct write-off method. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. Inventory consists of pet pain relief products.

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. Accounting Standards Codification ("ASC") 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs which reflect a reporting entity's own assumptions about the assumptions that market participants would use for pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, comprising cash, deferred revenue and income tax payable, approximate their market values as of March 31, 2015 and June 30, 2014 due to the short term maturities of these financial instruments.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of March 31, 2015 and June 30, 2014 the Company owned no property and equipment.

WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit which is estimated to be 5 years.

OTHER INTANGIBLE ASSETS

The Company acquired a natural pet pain relief formula in 2014. Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company and amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During the three and nine months ended March 31, 2015, the Company recognized a credit of $194 and $1,934 respectively, in respect losses generated in the period available to carry back and offset income it generated in the twelve month ended June 30, 2014.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our Paw Pal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the year ended June 30, 2014, and the nine month period ending March 31, 2015, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

When non-refundable license fees do not meet this criteria, the license revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and license fees. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

The Company will defer any revenue for which the product has not been delivered, service has not been provided in full or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered, the service has been performed in full or no refund will be required.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended March 31, 2015 and 2014.

STOCK BASED COMPENSATION

The Company recognizes stock-based compensation in accordance with ASC Topic 718 "Stock Compensation", which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values. For non-employee stock-based compensation, we have adopted ASC Topic 505 "Equity-Based Payments to Non-Employees", which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and nine month periods ended March 31, 2015 and 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the early adoption of the new regulations relating to Development Stage Entities as discussed above.

Note 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. At March 31, 2015 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 4 – DISCONTINUED OPERATIONS

The Company acquired the Overhead Door Saver for distribution to trucking fleets on March 20, 2012 for a sum of $33,400 from Autovative Products, Inc. Of the purchase consideration, $30,000 which was to be paid in cash, which was outstanding as a payable at June 30, 2014 and paid during the year ended June 30, 2014. The balance of $3,400 was paid by the issuance of 34,000 shares of our common stock, which was subsequently distributed to the 34 shareholders of Autovative Products, Inc. per the terms of the agreement. Subsequently the Company made a decision to withdraw from any further marketing or development of the product and sold the product on April 18, 2014 for $32,000. As of June 30, 2014 $2,000 of the purchase consideration had been received and a balance of $30,000 was receivable at June 30, 2014 and was received during the twelve months ended June 30, 2014. The sale of the Overhead Door Saver resulted in a loss of $1,400 which has been recognized as a loss arising from discontinued operations during the year ended June 30, 2014.

Note 5 –LICENSING AGREEMENTS

On January 21, 2014, we signed a contract with Wholesale 4 You, Inc. ("Wholesale") whereby Wholesale acquired the exclusive licensing rights to manufacture and sell our pain relief product in Central and South America for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of our pain relief formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done. We have no further obligations under the contract other than we have given an undertaking that we will not compete with Wholesale in the Central and South American markets. Accordingly we have recognized in full the $15,000 received from the sale of these licensing rights as revenue during the period.

On February 19, 2014, we signed a contract with Sandstone Enterprises, LLC ("Sandstone") for the exclusive rights to distribute our pain relief product in Virginia and North Carolina for the sum of $6,000. Under the terms of the contract we agreed to sell Sandstone our product at a fixed market price, authorized Sandstone to sell our product under their own private label and specified the minimum price at which Sandstone could sell the product unless both parties agree to a different price structure for wholesale customers. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all product details, formula breakdown details, digital information, specifications and samples of the pain relief formula upon acceptance of the contract, which we have done. As our only continuing involvement will be our selling product to the distributor at pricing that is consistent with market transactions, we have recognized in full the $6,000 received from the sale of these distribution rights as revenue during the period.

On March 28, 2014, we entered into a contract with Mountain High, Inc. ("Mountain High") for the rights to manufacture and sell both the Paw Pal product and our pain relief formula internationally, with the exception of Central and South America, for the sum of $21,500. We subsequently agreed to accept $20,000 in full settlement of the contract. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the pain relief formula upon acceptance of the contract and upon receipt of the $20,000 payment, which we have done. We have no further obligations under the contract other than we have given an undertaking that we will not compete with Mountain High in its international markets. Accordingly we have recognized in full the $20,000 received from the sale of these licensing rights as revenue during the period.

On September 18, 2014, we entered into a contract with Eastwinds Holding Corporation ("EWH") for the non exclusive sub licensing rights to manufacture and sell our pain relief formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the pain relief formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done. We have no further obligations under the contract. Accordingly we have recognized in full the $15,000 received from the sale of these licensing rights as revenue during the period. The rights have no duration or termination constraints.

Note 6 –RELATED PARTY TRANSACTIONS

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement.

Note 7 –DEFERRED REVENUE

On September 18, 2014 we entered into a licensing agreement with EWH as described in Note 5 above for the non exclusive sub licensing rights to manufacture and sell our pain relief formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000.

Initially, EWH intended to make its own arrangements to have the pain relief formula manufactured and under this proposed arrangement we would have had the right to purchase the manufactured product from EWH at the cost at which EWH would have received the product from its manufacturing source, including packaging, but not labeling or shipping, plus a 10% mark up.

Subsequently, EWH made the decision that it did not want to make its own arrangements for the manufacture of the pain relief formula, but rather decided to pay us to identify an appropriate manufacturer and initiate the manufacturing process.

On October 20, 2014, we entered into a further agreement with EWH whereby it was agreed that, in addition to the $15,000 paid by EWH for the non exclusive sub licensing rights to manufacture and sell our pain relief formula, we would also be paid a further $15,000 by EWH to identify a manufacturer for our pain relief formula and to initiate the manufacturing process. Under this arrangement EWH will have the right to purchase the product from us at the price we receive the product from the as yet to be appointed manufacturer, including packaging, but not labeling or shipping, plus a mark up of 15%.

As at March 31, 2015 and the date of this filing, we are seeking to identify potential manufacturers to quote for the opportunity to manufacture the pain relief formula. The $15,000 invoiced under this agreement for us to identify a manufacturer for our pain relief formula and to initiate the manufacturing process has been classified as deferred revenue until such time that we have identified and finalized the appointment of a manufacturer to manufacture our pain relief formula and initiated the manufacturing.

Note 8– INCOME TAXES

We account for income taxes in accordance with FASB ASC 740, Income Taxes which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements as of March 31, 2015 or June 30, 2014 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	March 31, 2015	June 30, 2014

Income tax provision at the federal statutory rate	15%	15%
Effect of operating losses	(15%)	(15%)
	-%	-%

Changes in the cumulative net deferred tax assets / liabilities consist of the following:

	March 31, 2015	June 30, 2014
Net tax (losses) income brought forward	$13,224		$(13,898)
Current period taxable income (losses)	(26,384)		27,122
Tax income (loss) carried forward	(13,160)		13,224

Valuation allowance	13,160		-

Net tax income (loss) carried forward	$-	$	$ 13,224

Note 9 – COMMITMENTS AND CONTINGENCIES

Contractual obligation

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement.

Litigation

We were not subject to any legal proceedings as of March 31, 2015 and June 30, 2014 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 10 – COMMON STOCK

No shares of common stock were issued during the three months ended March 31, 2015. As at March 31 and June 30, 2014, there were 7,563,500 shares of common stock issued and outstanding.

Note 11 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to events to the balance sheet date through the date of available issuance of these audited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

ITEM 2. Management's discussion and analysis of financial condition and results of operations

GENERAL

Green Meadow Products, Inc. ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company initially acquired a product for trucking fleets which it sold at a loss in order to focus on the pet product business. The Company now operates in the pet natural health supplement and related fields; with a focus on natural pet pain relief formulas and pet pain preventative products. We believe it will be able to successfully compete in today's natural supplement and related fields industry by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our Paw Pal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

 For the year ended June 30, 2014 and the nine period ended March 31, 2015, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

We had deferred revenue of $15,000 as a result of an invoice to East Winds Holding Corporation on October 20, 2014 whereby EWH paid towards the research and development of the pain relief formula. We will recognize the revenue upon the completion of the formula development. (See "Note 6-Deferred Revenue" on page. 7 above).

When non-refundable license fees do not meet this criteria, the license revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and license fees. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Results of Operations

For The Three Months Ended March 31, 2015 Compared To The Three Months Ended March 31, 2014.

Revenue

For the three month period ended March 31, 2015, we recognized revenues of $3,080, which comprised sales of Petaprin, the pain relief product for dogs. Sales were made as a market test for the product at a street fair.

For the three month period ended March 31, 2014, we recognized revenues of $21,000, which was comprised of sales of certain of our licensing rights and distribution rights for our pain relief formula for  dogs to Wholesale 4 You, Inc. for $5,000 in January of 2014; Sandstone Enterprises LLC for $6,000 in February of 2014 and Mountain High Industries, Inc. for $10,000 in March of 2014..

Cost of Sales

For the three month period ended March 31, 2015, we recognized cost of goods of $400 relating to the Petaprin product which we sold in the period . We were able to purchase the product from Fortuity Partners, Inc. at a discount as they were no longer going to carry the product line.

For the three month period ended March 31, 2014, we recognized no cost of goods sold as there were no direct incremental costs incurred in relation to the sale of the licensing and distribution rights to our pain relief product.

Gross Profit

For the three month period ended March 31, 2015, we recognized a gross profit of $2,680 from the sale of the Petaprin product for dogs due to the factors discussed above. We purchased the Petaprin product for $400 from a company that was no longer going to be in the pet business and sold the products for $3,080.

For the three month period ended March 31, 2014, we had a gross profit of $21,000 from the sale of certain licensing rights and distribution rights for our pain relief formula for dogs due to the factors discussed above.

 Operating Expenses

For the three month period ended March 31, 2015, we incured total operating expenses of $17,130 consisting of professional fees of $10,500 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $624, a salary of $6,000, which was paid to our president pursuant to an agreement dated January 15, 2015 where Stanley Windhorn, President, was to be paid $2,000 per month; and other fees of $6.

For the three month period ended March 31, 2014, we incurred total operating expenses of $7,003 consisting of marketing expense of $7,000 for promotional costs associated with sales of our pain relief formula and petaprin product and fees of $3.

Income Tax

For the three month period ended March 31, 2015, we recognized a tax credit of $194 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

For the three month period ended March 31, 2014, we recognized no tax credit or expense as the taxable profit in the current period was offset by brought forward tax losses generated in prior periods.

Net Income (Loss)

For the three month period ended March 31, 2015, we incurred a net loss of $14,256 due to the factors discussed above.

For the three month period ended March 31, 2014, we recognized net income of $13,997 due to the factors discussed above.

For The Nine Months Ended March 31, 2015 Compared To The Nine Months Ended March 31, 2014.

Revenue

For the nine month period ended March 31, 2015, we recognized revenues of $18,080, which were comprised of $3,080 in sales of Petaprin the pain relief product for dogs, which were sold as a market test for the product at a street fair, and $15,000 in September of 2014 from the sale of certain licensing rights for our pain relief formula to East Winds Holding Corporation.

For the nine month period ended March 31, 2014, we recognized revenues of $21,000, which was comprised of the sale of certain of our licensing rights and distribution rights for our pain relief formula for  dogs to Wholesale 4 You, Inc. for $5,000 in January of 2014; Sandstone Enterprises LLC for $6,000 in February of 2014 and Mountain High Industries, Inc. for $10,000 in March of 2014.

Cost of Sales

For the nine month period ended March 31, 2015, we recognized cost of goods of $400 relating to the Petaprin product which we sold in the period .

For the nine month period ended March 31, 2014, we recognized no cost of goods sold as there were no direct incremental costs incurred in relation to the sale of the licensing and distribution rights to our pain relief product.

Gross Profit

For the nine month period ended March 31, 2015 we recognized a gross profit of $17,680 from the sale of $3,080 of our Petaprin product for dogs and $15,000 from sale of certain of our licensing rights for our pain relief formula. In the period due to the factors discussed above.

For the nine month period ended March 31, 2014 we recognized a gross profit of $21,000 from the sale of certain licensing rights and distribution rights for our pain relief formula for dogs sold in the period due to the factors discussed above.

Operating Expenses

For the nine month period ended March 31, 2015, we incurred total operating expenses of $44,064 consisting of professional fees of $29,500 which were largely attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,564, a salary of $6,000, which was paid to our president pursuant to an agreement dated January 15, 2015 where Stanley Windhorn, President, was to be paid $2,000 per month; marketing expenses of $7,000 and other fees of $18.

For the nine month period ended March 31, 2014, we had total operating expenses of $7,024 consisting of marketing expense of $7,000 for promotional costs associated with sales of our pain relief formula and petaprin product and fees of $24.

Income Tax

For the nine month period ended March 31, 2015, we recognized a tax credit of $1,984 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

For the nine month period ended March 31, 2014, we recognized no tax credit or expense as the taxable profit in the current period was offset by brought forward tax losses generated in prior periods.

Net Income (Loss)

For the nine month period ended March 31, 2015, we incurred a net loss of $24,400 due to the factors discussed above.

For the nine month period ended March 31, 2014, we recognized net income of $13,976 due to the factors discussed above.

Liquidity and Capital Resources

For The Nine Months Ended March 31, 2015 Compared To The Nine Months Ended March 31, 2014.

As at June 30, 2014, the Company had cash on hand of $47,713, total assets of $66,674, total liabilities of $1,984 and stockholders' equity of $64,690.

As at March 31, 2015, the Company had cash on hand of $32,875 which was generated from revenue from the sale of rights to our pain relief formula and sale of product, total assets of $55,290, total liabilities of $15,000 and stockholders' equity of $40,290.

The change in shareholders’ equity in the nine months ended March 31, 2015 was largely attributable to operating losses incurred in the period.

Operating Activities

For the nine month period ended March 31, 2015, we used $(9,838) cash in operating activities compared to generating $8,976 in cash from operating activities in the nine months ended March 31, 2014.

During the nine months ended March 31, 2015, we incurred a loss of $24,400 which was reduced for cash flow purposes by $1,546 in non-cash expenses and reduced further by a net increase in working capital liabilities of $12,616.

By comparison, during the nine month period ended March 31, 2014, we recognized a gain of $13,976 which was partially reduced by cash flow purposes by a net reduction in working capital liabilities of $5,000.

Investing Activities

For the nine month period ended March 31, 2015 we invested $5,000 towards the continued development of our website.

For the nine month period ended March 31, 2014 we had no investment activity.

Financing  Activities

During the nine months ended March 31, 2015, we neither generated nor used any funds in financing activities compared to the nine months ended March 31, 2014, we generated $7,000 from the sale of shares of our common stock.

Our auditor's report states the following with regard to our ability to continue as a going concern, "has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern".

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's March 31, 2015 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of March 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and nine month periods ended March 31, 2015 or 2014 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three and nine months ended March 31, 2015.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and nine months ended March 31, 2015.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Number	Exhibit
31.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer, as the principal executive officer and the principal financial officer, under 18 U.S.C. Section 1350, as adopted in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: May , 2015	GREEN MEADOW PRODUCTS, INC.

	By:	/s/ Stanley Windhorn
Stanley Windhorn,
Chief Executive Officer