Form 10-K
period 2015-06-30
Green Meadow Products, Inc.
filed 2015-10-15
CIK 1557340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

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

-Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¤232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¤229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of common stock outstanding at October 14 2015: 52,944,500 (as restated for 7 for 1 forward split of the Company's common stock completed effective June 1, 2015).

Documents incorporated by reference: None.

Certain Terms Used in this Report

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to "Green Meadow Products," "GM," "the Company," "we," "us," and "our," refer to Green meadow Products, Inc. a Wyoming corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Statements in this Form 10-K Annual Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

DESCRIPTION OF BUSINESS

Overview

Green Meadow Products, Inc ("GMP", the "Company", "we", "us" or "our") was incorporated in the State of Wyoming on June 22 of 2012. The Company initially acquired a product for trucking fleets on December 20, 2012. Subsequently on April 18, 2013, we made the decision to take the business in a different direction and sold the product for the trucking fleets at a loss. The Company's new focus was, and is, on the manufacturing and sales of natural products for the pet industry. The Company acquired a formula for natural pain relief for animals from Hector Medina on February 27, 2013 for consideration of $10,500, which was satisfied through the payment of $500 in cash and the issuance of 700,000 shares of our common stock valued at $0.014 per share, with the intent to manufacture the product for wholesale and retail distribution. We have subsequently named the product, Green Meadow PR formula. The acquisition gave the Company all rights surrounding the formula with no additional royalties, or any other payment due.

Due to the high cost of initial manufacturing of the Green Meadow PR formula, the Company elected to enter into a contractual arrangement with a different company, Vitanique, that was selling a similar natural pain relief product, PetaPrin, where the pain relief product, Petaprin, could be purchased from Vitanique on a wholesale basis and private labeled with the Green Meadow Products logo. The Company acquired the PetaPrin product and sold the PetaPrin product under the Green Meadow logo at a  retail price of $39.95 in the Company's three week test marketing campaign.

Due to the results of the marketing campaign the Company made a determination to manufacture product based on the Green Meadow PR formula that it had acquired. The primary reason for the determination being the Petaprin product sold in the test marketing campaign was sold as chewable tablets for dogs. Our results indicated that dogs did not care for the taste of the chewable tablets and that it would be necessary to add a natural flavor that would give dogs the desire to chew the tablets. The Green Meadow PR formula that was acquired by the Company has the natural ingredients in addition to the natural flavor.

As a result our plan is to initiate the manufacturing of the natural pain relief product based on the formulation of the Green Meadow PR formula which we acquired. Currently we are in search of a manufacturer that would meet the specifications we require. Primarily a manufacturer that currently manufactures natural pet products while at the same time being able to do so at a cost effective price point.

We have also developed a "Paw Pal" which is a foam pad with a removable cover for dogs. The pad was developed to be used for dogs when they jump out of a car or down from a high object such as a couch or bed, to relieve the stress on joints from the impact of landing. We have designed the pad with a high density foam and a tough removable poly cover which can be washed.

Many people take their dogs out into the outdoors, the dog jumps out of the car and depending on the type of terrain, joints can be impacted from the result of the jump or paws can be damaged from debris. This is especially the case in older dogs and dogs with hip dysplasia. The pad is lightweight and takes up little room and can be easily cleaned.

We believe that the Paw Pal is a perfect companion with the Green Meadow PR formula. The Paw Pal can be used as an aid in preventing injury and the Green Meadow PR formula should injury occur or for dogs that are older and have arthritic type conditions.

The prototypes have been manufactured in Mexico.

Sales and Marketing

Currently our revenues have come from the sale of the sub-licensing rights to the Green Meadow PR formula, the sale of the non-exclusive design rights of the PawPal and the retail sale of the pain relief product, Petaprin, in our market testing. We also sold our discontinued operations initial product for trucking fleets at a loss as we determined that we would focus on the sales of licensing rights to our Green Meadow PR formula and the manufacture and sales of our Green Meadow PR formula as well as the manufacture and sales of our PawPal product.

Selling the licensing rights for the Green Meadow PR formula was a direction taken by us to aid in the capitalization of the company. We intend to market our products in the United States under our label. None of the licensing rights previously sold to other companies prevent us from selling the Green Meadow PR formula under our own Green Meadow Products brand within the United States, while at the same time preventing those companies that we did market the product to from competing against us in the United States with the exception of Eastwinds Holding Corporation (as detailed below) and Sandstone Enterprises. Sandstone Enterprises acquired the distribution rights for the product in the states of Virginia and North Carolina. (For further details please see "Competition.").

On January 21, 2014 we signed a contract with Wholesale 4 You, Inc. whereby Wholesale acquired the licensing rights to manufacture and sell the pain relief product in Central and South America for the sum of $15,000. There are no royalties attached to the rights. The rights are exclusive to Central and South America only. The rights have no duration or termination constraints.

On February 28, 2014 we entered into a contract with David Funderburk to aid in the selling of the rights to our Green Meadow PR formulation specifically to negotiate a contract with Mountain High Products, Inc. whereby David Funderburk was paid a sum of $7,000 in shares of the Company's stock through the issuance of 490,000 shares of our common stock valued at $0.014 per share for contract negotiations.

In February of 2014 we signed a licensing right contract with Sandstone Enterprises  for the exclusive right to sell the product in Virginia and North Carolina for the sum of $6,000. There were no royalties attached to the rights and the rights are exclusive to Virginia and North Carolina. The rights have no duration or termination constraints.

On March 28, 2014 we entered into an exclusive licensing rights contract with Mountain High, Inc for the rights to manufacture and sell both the Paw Pal product and the Green Meadow PR formula internationally with the exception of Central and South America for the sum of $20,000. The rights have no duration or termination constraints.

On September 18, 2014, we entered into a contract with Eastwinds Holding Corporation ("EWH") for the non-exclusive sub licensing rights to manufacture and sell our Green Meadow PR formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done.  We have no further obligations under the contract. Accordingly we have recognized in full the $15,000 received from the sale of these non-exclusive licensing rights as revenue during the period. The rights have no duration or termination constraints.

We sold the licensing rights to EastWinds Holding Corporation (EWH) for the United States with the stipulation that EWH would private label the product and that we would have the right to purchase the product from EWH if we so chose at EWH's cost plus 10% (of the price EWH receives the product from the manufacturer, including packaging, but not labeling or shipping). Under the terms of the agreement, should we purchase the product from EWH, we would private label the product. Further, that if we should establish a manufacturer and both parties are in agreement, EWH shall have the right to purchase the product from us at a price of cost plus 15% (of the price GM receives the product from the manufacturer, including packaging, but not labeling or shipping).

Product Description

The Green Meadow PR formula is a formula specifically for canines and felines. ETArol (tm), the freeze-dried whole extract of the New Zealand Green Lipped Mussel, is the active ingredient in a supporting blend of nutritive herbs. The Green Lipped Mussel is a source of glucosamine, chondroitin and glycosaminoglycans.

These natural joint health ingredients combined with omega-3 essential fatty acids are found in Green Lipped Mussel. ETArol(tm) also contains many nutrients and trace elements important for the health of dogs or cats. We have also included a peanut butter flavor in the Green Meadow PR formula which was not in the original formula that we acquired from hector Medina

As there are no studies on the formula there is no certainty that the formula can or cannot be helpful to dogs and/or cats by using the Green Meadow PR formula. flavor

Ingredients

The Green Meadow PR formula contains:

  ETArol(tm) - Exclusive Green Lipped Mussel Extract used as a major source of glucosamine, chondroitin and glycosaminoglycans.
  Ginger Powder -~~.~~
  Green Tea Extract - Green tea is rich in catechin polyphenols (GTC), particularly epigallocatechin gallate (EGCG). EGCG is an anti-oxidant:
  Holy Basil Extract – An antioxidant
  White Willow Bark Extract -
  Skullcap Extract~~.~~
  Turmeric Extract - Curcumin is the part of turmeric that gives curry food its golden color and provides turmeric with curcuminoids.
  Feverfew Extract - An herb -
  Rosemary Extract - Another antioxidant~~.~~

Other Ingredients: Rice Flour, DiCalcium Phosphate, Natural Liver Flavor, Molasses, Stearic Acid, Magnesium Stearate. There are no artificial preservatives, no salt, no fat, no wheat, no chemicals, no caffeine, and no artificial colors or flavors in the formulation.

Upon completion of the manufacturing process we plan on marketing the product on a wholesale level to larger retail pet distributors as well as to veterinarians and pet stores.

We also plan on marketing the product on a retail level through our website. We plan on using social media in our marketing efforts such as:

Twitter

Facebook

Instagram

Pinterest

Linkedin

Statista (The Statistics Portal) indicates there were 1.41 billion social network users worldwide in 2012 and projects that number to increase to 2.33 billion users by 2017.

We believe that marketing the natural pain relief product in a desirable (by pets) chewable tablet form using the internet and social media will be a cost effective marketing plan.

Our pain relief product could be classified as a drug and subsequently regulated by the food and drug administration.

The FDA may classify our pain relief products as a drug specifically because in our efforts to market or sell our pain relief product we state here an elsewhere that our pain relief product may be used as a pain relief product in the pet industry. If our product was considered a "drug" under section 201(g) of the Act the FDA (Food and Drug Administration) could seek to take enforcement action against us if we were deemed to be marketing an unapproved new animal drug. In addition if our product was considered a "drug" under section 201(g) of the Act the FDA it could be deemed to be a "new animal drug," as defined under section 201(v) of the Act because it may not be generally recognized among experts qualified by scientific training and experience to evaluate the safety and effectiveness of animal drugs, as safe and effective for use under the conditions prescribed, recommended, or suggested in the labeling. If our product were deemed to be a "new animal drug," as defined under section 201(v) of the Act, to be legally marketed as a new animal drug we must have an approved new animal drug application, conditionally approved new animal drug application, or index listing under sections 512, 571, and 572 of the Act. We have not applied for any such approvals from the FDA. We have no intention to apply to the FDA for approval for our pain relief product.

If our product was found to be a "drug" under section 201(g) of the Act by the FDA (Food and Drug Administration) we would be forced to stop any production and sales of the product which could adversely affect our business, financial condition or results of operations. Further we may face potential liability for selling our product as a "drug".

Paw Pal

Currently we have developed prototypes of the Paw Pal by a manufacturer in Mexico. We believe that to manufacture a quality cost effective product we must find a manufacturer that will complete the product per our specifications. At this time we are not certain the manufacturer in Mexico will be the manufacturer we will continue to use. Once we have determined the optimum manufacturer for the Paw Pal product and have initiated the manufacturing of the product we will initiate sales aligned with the selling of the Natural Pain relief product.

Industry Overview

The pet market is dominated by a number of very large retailers such as Petco and Petsmart to name a few. Natural pet remedies are sold by most veterinarians, pet stores and larger pet retail outlets. As the following chart portrays the pet market in the U.S. alone is a large market.

The following U.S. pet industry statistics are gathered from the APPA (American Pet Products Association)

Total U.S. Pet Industry Expenditures

YEAR	(billion $)
2014	$58.51 Estimated
2013	$55.72
2012	$53.33
2011	$50.96
2010	48.35
2009	$45.50
2008	$43.20
2007	$41.20
2006	$38.5
2005	$36.30
2004	$34.40
2003	$32.40
2002	$29.50
2001	$28.50
1998	$23
1996	$21
1994	$17

Estimated 2014 Sales within the U.S. Market

For 2014, it is estimated that $58.51 billion would be spent on our pets in the U.S.

Estimated Breakdown:

Breakdown	(billion $)
Food	$22.62
Supplies/OTC Medicine	$13.72
Vet Care	$15.25
Live animal purchases	$2.19
Pet Services: grooming & boarding	$4.73

Actual Sales within the U.S. Market in 2013

In 2013, $55.72 billion was spent on our pets in the U.S.

Breakdown:	(billion $)
Food	$21.57
Supplies/OTC Medicine	$13.14
Vet Care	$14.37
Live animal purchases	$2.23
Pet Services: grooming & boarding	$4.41

GMP is cognizant of the intense competition and the industry trends and management has attempted to devise its business strategy to exist and survive within the realities of this new marketplace. The charts are meant to portray the overall expenditures on pets. We are not aware of what percentage of the expenditures in the previous charts are directed towards the specific amounts spent on animal dietary supplements to treat pain or specific pet products to help prevent pain; nor are we aware of any statistics that specifically address those markets in which we compete.

Competition

The pet medications market is competitive and highly fragmented.  Our competitors consist of veterinarians, and online and traditional retailers.  We believe that the following are the principal competitive factors in our market:

●	Product selection and availability, including the availability of prescription and non-prescription medications;

●	Brand recognition;

●	Reliability and speed of delivery;

●	Personalized service and convenience;

●	Price; and

●	Quality of website content.

We will compete with veterinarians, pet retailers such as Petsmart and Petco as well as many online retailers of pet products for the sale of our natural pain relief products who sell prescription and non-prescription pet medications and other health products.

We intend to market our products in the United States. None of the licensing rights previously sold to other companies prevent us from selling the Green Meadow PR formula under our own Green Meadow Products brand within the United States, while at the same time preventing those companies that we did market the product to from competing against us in the United States with the exception of EastWinds Holding Corporation and Sandstone Enterprises, which acquired the licensing rights to distribute the product in North Carolina and Virginia (however we retain the right to sell the product under our label in those states).

We sold the licensing rights to EastWinds Holding Corporation (EWH) for the Untied States with the stipulation that EWH would private label the product and that we would have the right to purchase the product from EWH if we so chose at EWH's cost plus 10% (of the price EWH receives the product from the manufacturer, including packaging, but not labeling or shipping). Under the terms of the agreement, should we purchase the product from EWH, we would private label the product. Further, if we should establish a manufacturer and both parties are in agreement, EWH shall have the right to purchase the product from us at a price of cost plus 15% (of the price GM receives the product from the manufacturer, including packaging, but not labeling or shipping).

Selling the rights to EWH could affect our ability to successfully market the product even though both EWH and GM would be selling the product under their own label. Regardless, EWH would be a direct competitor for the United States Market which could impact our ability to successfully market the product under our label.

There are similar products to ours which are available from numerous other sources, including other distributors and manufacturers. Consolidation in the animal health products industry could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. We purchase our current pain relief product, PetaPrin,, which is private labeled for us, from Vitanique who is also a direct competitor as they sell the same product under their name.

Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of a veterinarian visit.  In order to effectively compete with veterinarians, we must continue to educate pet owners about the potential benefits of a natural pain relief product, convenience, and savings offered by our Company.

According to the American Pet Products Manufacturers Association, pet spending in the United States is estimated to have increased 4.7% to $58.51 billion in 2014.  Pet supplies and medications were forecasted to be $13.72 billion, or 25% of the total spending on pets in the United States for 2014.  The pet medication market that we participate in is estimated to be approximately $4.4 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 165 million, with approximately 62% of all households having a pet.

We believe that the following are the main competitive strengths that will differentiate our products from the competition:

●	All natural product;

●	with our formula, a chewable tablet that pets will potentially eat as they would a treat.;

●	unique "niche" products inclusive of our Green Meadow PR formula as well as out Paw Pal.

There are similar products to ours available from numerous other sources, including other distributors and manufacturers. We have not done a market study to determine all of the product lines which are similar to ours. We will compete with veterinarians, large pet retailers such as Petsmart and Petco as well as many online retailers of pet products for the sale of our natural pain relief products who sell prescription and non-prescription pet medications and other health products.

While our Green Meadow PR formula offers a formula comprised of the ingredients, elaborated under Product Description, in a specific formulation, there are many other companies that offer products with some or all of the same ingredients in different formulations. We do not know the exact formulation of our competitors. As such there may be competitors that offer the exact formulation or that offer a product with similar ingredients in a different formulation.

The Company does not intend to directly compete against the larger pet retailers and manufacturers, and it will not attempt to finance any projects beyond the limited scope of its business plans and on emerging distribution opportunities. Regardless it will still have competition from a wide range of even smaller online distributors of pet products as well as the veterinarians and pet stores, all more established and, in most instances, better capitalized than the Company.

Regulation

Our businesses are regulated by governmental authorities in the jurisdictions in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities. Our business involves risks of liability associated with the Health and Pet industries, which could adversely affect our business, financial condition or results of operations. As such, we may face potential liability for any of:

defamation;
invasion of privacy;
copyright infringement;
actions for royalties and accountings;
trademark misappropriation;
trade secret misappropriation;
breach of contract;
negligence; and/or
other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against merchandisers, online services and other manufacturers, developers and distributors of health and pet related products. We could also be exposed to liability in connection with material available through our Internet sites. We currently do not have limited liability insurance and have no current plans to obtain such insurance which could have a material adverse effect on us.

Our products have not been approved by the FDA nor have we applied for approval. The FDA may classify our pain relief products as a drug specifically because in our efforts to market or sell our pain relief product we state here an elsewhere that our pain relief product may be used as a pain relief product in the pet industry. If in fact our product was considered a "drug" under section 201(g) of the Act, the FDA (Food and Drug Administration) could seek to take enforcement action against us if we were deemed to be marketing an unapproved new animal drug. In addition if our product was considered a "drug" under section 201(g) of the Act the FDA it could be deemed to be a "new animal drug," as defined under section 201(v) of the Act because it may not be generally recognized among experts qualified by scientific training and experience to evaluate the safety and effectiveness of animal drugs, as safe and effective for use under the conditions prescribed, recommended, or suggested in the labeling. If our product were deemed to be a "new animal drug," as defined under section 201(v) of the Act, to be legally marketed as a new animal drug we must must have an approved new animal drug application, conditionally approved new animal drug application, or index listing under sections 512, 571, and 572 of the Act. We have not applied for an animal drug application with the FDA. We have no intention to apply to the FDA for approval for our pain relief product.

If our product was found to be a "drug" under section 201(g) of the Act the FDA (Food and Drug Administration) we would be forced to stop any production and sales of the product which could adversely affect our business, financial condition or results of operations. Further we may face potential liability for selling our product as a "drug". Further if we were found to be marketing an unapproved drug by the FDA we could potentially face FDA enforcement action. (See: Risk Factors on Page 10).

Intellectual Property & Proprietary Rights

We regard substantial elements of our businesses and website as proprietary and we shall attempt to protect them by relying on copyright, trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. To date we have no copyrights or trademarks that have been applied for. We do not believe that our Green Meadow PR formula or the Paw Pal is patentable and therefore will not expend capital in attempting to patent the products. However we will attempt to trademark the name PawPal; but as yet have not done so and do not know whether once the trademark is applied for, that it would be granted. Without patent or trademark protection it is possible that our formula and PawPal products could be duplicated by a Company with greater resources that us; which in turn could take away from any current market share or any market share that we may create in the future.

Employees

We are a new, developing company and currently have only one part-time employee, Stanley Windhorn our CEO. We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company's board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this section.

ITEM 2. DESCRIPTION OF PROPERTY

CORPORATE INFORMATION

Office and Facilities

The Company currently utilizes space provided by its President, Stan Windhorn, at no charge to the Company. Our mailing address is 1010 Industrial Road, Ste. 70 Boulder City, Nevada 89005. Our telephone number at that address is 702-769-4529.

WEBSITE POSTING OF SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC's Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

 We were not subject to any legal proceedings during the twelve months ended June 30, 2015 or 2014 and none are threatened or pending to the best of our knowledge or belief.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is currently not listed on the OTC or anywhere else at June 30, 2015.

As of June 30. 2015, we had 52,944,500 shares of our common stock outstanding (as restated for the 7 for 1 forward split of the Company's common stock effective June 1, 2015) and the number of stockholders of record of our common stock was 42.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a "smaller reporting company" as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as "may", "will", "should", "anticipate", "believe", "expect", "plan", "future", "intend", "could", "estimate", "predict", "hope", "potential", "continue", or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption "Risk Factors". We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

The following table provides selected financial data about us for the fiscal years ended June 30, 2015 and 2014. For detailed financial information, see the audited Financial Statements included in this report.

	Year End June 30	Year End June 30
	2015	2014
Balance Sheet Data:

Cash	$33,162	47,713
Total assets	$53,960	66,674
Total liabilities	$330	1,984
Accumulated earnings	$180	11,240

Operating Data:

Revenue	$43,080	44,640
Cost of revenue	$400	1,147
Operating expenses	$55,692	16,371
Net income (loss)	$(11,060)	25,138

Green Meadow Products, Inc. ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company initially acquired a product for trucking fleets which it sold at a loss in order to focus on the pet product business. The Company has now engaged in the sales of licensing rights to its Green Meadow PR formula, the sales of Petaprin, a pain relief product for dogs which was purchased from Vitanique and Fortuity Partners, and is in the planning stages of manufacturing and sales of its Green Meadow PR formula and recently acquired stress relief formula. We believe we will be able to successfully compete in today's natural supplement and related fields industry by controlling production costs and by limiting our distribution expenses using, primarily, online marketing tools to promote our products.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

For the year ended June 30, 2015 and June 30, 2014, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

On October 20, 2014, we entered into an agreement with EWH whereby it was agreed that, in addition to the $15,000 paid by EWH for the non-exclusive sub licensing rights to manufacture and sell our Green Meadow PR formula, we would also be paid a further $15,000 by EWH to identify a manufacturer for the Green Meadow PR formula and to initiate the manufacturing process. Under this arrangement EWH will have the right to purchase the product from us at the price we receive the product from the as yet to be appointed manufacturer, including packaging, but not labeling or shipping, plus a markup of 15%.

On May 25, 2015, we were notified by Eastwinds Holding Corp. that they had selected a manufacturer with our assistance per our contract with EWH to manufacture their product. Eastwinds Holding Corp. further confirmed that all our obligations under contract with them had been fulfilled, and consequently we reclassified the deferred revenue to recognized revenue.

Depending on the results of the manufacturing process for Eastwinds Holding we may or may not use the same manufacturer, As of June 30, 2015 we have not yet made that determination.

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

Results of Operations

For The Year Ended June 30, 2015 Compared To The Year Ended June 30, 2014.

Revenue

For the year ended June 30, 2015, we recognized revenues of $43,080 compared with $44,640 of revenue for the year ended June 30, 2014. During the year ended June 30, 2015 we recognized $3,080 in sales of Petaprin, the pain relief product for dogs, and $40,000 from the sale of sub license agreements of our Green Meadow PR formula which included $30,000 in sales of sub licensing rights to Eastwinds Holding Corp. and $10,000 of sublicensing rights to Wholesale 4 You, Inc., compared to $3,640 in sales of Petaprin, the pain relief product for dogs and $41,000 from the sale of certain of our licensing and distribution rights for our Green Meadow PR formula for dogs which included $20,000 in sales of sub licensing rights to Mountain High Products, Inc., $15,000 in sales of sub licensing rights to Wholesale 4 You, Inc. and $6,000 in sales of sub licensing rights to Sandstone Enterprises, during the year ended June 30, 2014.

Cost of Sales

For the year ended June 30, 2015, we recognized cost of goods of $400 relating to the Petaprin product which we sold for $3,080 in the period compared to June 30, 2014 where we recognized cost of goods sold of $1,147 relating to the Petaprin product which we sold for $3,640 in the period. The reduction in cost of goods was attributable to a purchase of the Petaprin product from Fortuity Partners, Inc. at a discount during the year ended June 30, 2015 as they were no longer going to carry the product line.as compared to the year ended June 30, 2014 where we purchased the Petaprin from Vitanique, Inc. for a wholesale price.

Gross Profit

For the year ended June 30, 2015, we recognized a gross profit of $42,680 compared with a gross profit of $43,493 for the year ended June 30, 2014, a decrease of $813. While the gross profit on the sale of the Petaprin product for dogs increased from 64% to 87% due to the factors discussed above, this was more than offset by the reduction in our sales of sub licensing agreements form $41,000 in the year ended June 30, 2014 to $40,000 during the year ended June 30, 2015.

Operating Expenses

For the year ended June 30, 2015, we incurred total operating expenses of $55,692 compared to the year ended June 30, 2014 we incurred total operating expenses of $16,371, an increase of $39,321. During the twelve months ended June 30, 2015, we incurred professional fees of $35,750 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $3,413, remuneration of $6,000, which was paid to our president, Stanley Windhorn, marketing expenses of $10,000; and general and administrative costs of $529. By comparison, during the year end June 30, 2014, our operating expenses comprised marketing expense of $15,000 for promotional costs associated with sales of our Green Meadow PR formula, licensing rights and Petaprin product, amortization of $1,189 and fees of $182.

Income Tax

During the year ended June 30, 2015, we recognized a tax credit of $1,952 relating to the tax losses incurred in the year compared to a tax expense of $1,984 related to the taxable profits recognized during the year ended June 30, 2014.

Net Income (Loss)

During the year ended June 30, 2015, we incurred a net loss of $11,060 compared to a net income of $25,138during the year ended June 30, 2014 due to the factors discussed above.

Liquidity and Capital Resources

For Year Ended June 30, 2015 Compared To Year Ended June 30, 2014.

As of June 30, 2015, the Company had cash on hand of $33,162, total assets of $53,960, total liabilities of $330 and stockholders' equity of $53,630 compared to June 30, 2014, when the Company had cash on hand of $47,713, total assets of $66,674, total liabilities of $1,984 and stockholders' equity of $64,690.

The change in shareholders' equity at the year ended June 30, 2015 was largely attributable to operating losses incurred in the period.

Operating Activities

During the year ended June 30, 2015, we used $(9,301) cash in operating activities compared to $44,458 generated in cash from operating activities and $5,000 used in discontinued operations during the year ended June 30, 2014. During the year ended June 30, 2015, we incurred a loss of $11,060, of which $3,413 related to noncash amortization, increased our balance of accounts payable by $298 and reduced the balance of income tax payable by $1,952. By comparison during the year ended June 30, 2014 we generated net income of $25,138 of which $16,189 related to non-cash service paid in shares of our common stock and amortization expense, reduced our inventory by $1,147 and increase our balance of income tax payable by $1,984.and paid $5,000 in respect of our discontinued operations.

Investing Activities

For the year ended June 30, 2015 we invested $5,000 towards the continued development of our website and the purchase of intellectual property consisting of a formula for stress relief for dogs for $250 as compared to the year ended June 30, 2014 we invested $5,000 towards the continued development of our website.

Financing Activities

During the year ended June 30, 2015, we neither generated nor used any funds in financing activities compared to the year ended June 30, 2014, where we generated $7,950 from the sale of shares of our common stock.

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

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months but does not have the funding to fully implement its business plan. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Related parties

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company's board. The Company has not incurred any salary under this new agreement since April 1, 2015 through the date of the issuance of this From 10K.

Plan of Operation

Product Development

Our future plan is to research the incorporation of our Green Meadow PR formula and our stress relief formula for dogs into a bite size bar which would have a flavor appealing to dogs. The bar will be like a "treat” for dogs. We are also researching the incorporation of a flavor into the pain relief tablets and stress relief tablets that dogs would find appealing to eat. We have found that our current pain relief product is typically broken up into a dog's food as dogs do not generally like the taste of the tablet without food. Thus the ongoing research into finding an optimum way in which a flavor could be incorporated into a bar and tablet appealing to dogs.

Cost for research and development of the Green Meadow PR formula and stress relief formula into bars or flavored tablets have not yet been determined. We believe that we will have to raise additional capital either through debt or equity financing in order to accomplish our goals. As of June 30, 2015 we have not yet discussed financing with any source for either debt or equity financing.

Marketing and Sales efforts:

Our marketing efforts will primarily be related to seeking optimum methods for selling our bars and tablets once the flavors are optimized for the bars.

We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing, and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center for developing interest in our products by pet stores and veterinarians. We have not yet begun either stage of marketing. We believe that once our bars are finalized for the Green Meadow PR formula and stress relief formula and\or our flavored tablets are finalized we will be in a position to launch our marketing campaign. We also believe that we will need to initially seek equity or debt financing to accomplish our marketing goals. We anticipate initiating test sales of our bars in the quarter ending December 31, 2015.

Successful implementation of our business strategy depends on factors specific to the further development of our products, regulations regarding equities trading, additional financing through equity or debt sources and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

-the competitive environment in the pet sector that may force us to reduce prices below the optimal desired pricing level or increase promotional spending;

-the ability to anticipate changes in consumer preferences and to meet customers' needs for trading products in a timely cost effective manner; and

-the ability to establish, maintain and eventually grow market share in a competitive environment.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS

 AUDITED FINANCIAL STATEMENTS

GREEN MEADOW PRODUCTS, INC.

TABLE OF CONTENTS

For the Years Ended June 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Green Meadow Products, Inc.

3481 E. Sunset Rd. Ste. 100

Las Vegas, NV 89120

We have audited the accompanying balance sheets of Green Meadow Products, Inc. as of June 30, 2015 and 2014 and the related statement of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Meadow Products, Inc. as of June 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a loss from operations during the year ended June 30, 2015, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co. LLC

Wheat Ridge, formerly Arvada, Colorado

October 14, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033  ~ Phone 303-968-3281  ~  Fax 303-456-7488  ~  www.cutlercpas.com

GREEN MEADOW PRODUCTS, INC.

BALANCE SHEETS

	June 30, 2015	June 30, 2014

Assets

Current Assets
Cash	$33,162	$47,713
Total Current Assets	33,162	47,713

Other Assets
Web development costs, net of accumulated amortization of $2,500 and $139 respectively.	12,500	9,861
Other intangible assets, net of accumulated amortization of $2,452 and $1,400 respectively.	8,298	9,100

Total Assets	$53,960	$66,674

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$298	$—
Income tax payable	32	1,984
Total Current Liabilities	330	1,984

Total Liabilities	330	1,984
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding at June 30, 2015 and 2014, respectively.	52,945	52,945
Additional paid-in-capital	505	505
Accumulated earnings	180	11,240
Total Stockholders' Equity	53,630	64,690

Total Liabilities and Stockholders' Equity	$53,960	$66,674

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	June 30, 2015	June 30, 2014

Revenue
Sub license agreements	$40,000	$41,000
Pet products	3,080	3,640
Total Revenue	43,080	44,640

Cost of goods sold	400	1,147

Gross profit	42,680	43,493

Operating Expenses
Professional fees	35,750	—
Advertising and marketing	10,000	15,000
Amortization	3,413	1,189
General & administrative	529	182
Director's remuneration	6,000	—
Total Operating Expenses	55,692	16,371

Income (loss) before taxes	(13,012)	27,122

Income tax expense (benefit)	(1,952)	1,984

Net Income (loss)	$(11,060)	$25,138

Income (loss) Basic and Diluted	$(0.00) *	$0.00 *

Weighted Average of Common Shares Outstanding - Basic and Diluted	52,944,500	51,551,251

 * denotes income or (loss) of less than $0.01 per share

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock Number of Shares (1)	Amount (1)	Additional Paid in Capital (1)	Accumulated Earnings (Deficit)	Total
Balance, June 30, 2013	51,338,000	$51,338	$(20,838)	$(13,898)	16,602

Stock issued for cash consideration	556,500	557	7,393	—	7,950

Stock issued for services	1,050,000	1,050	13,950	—	15,000

Net income for the year ended June 30, 2014	—	—	—	25,138	25,138

Balance, June 30, 2014	52,944,500	$52,945	$505	$11,240	$64,690

Net loss for the year ended June 30, 2015	—	—	—	(11,060)	(11,060)

Balance, June 30, 2015	52,944,500	$52,945	$505	$180	$53,630

(1) As retrospectively restated for the 1:7 forward split completed effective June 1, 2015.

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2015	June 30, 2014

Cash Flows from Operating Activities
Net income (loss)	$(11,060)	$25,138
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	3,413	1,189
Stock for services	—	15,000
Changes in operating assets and liabilities
Inventory	—	1,147
Accounts payable	298
Income tax payable	(1,952)	1,984

Net Cash Provided by (Used in) Operating Activities-continuing operations	(9,301)	44,458

Net Cash Provided by (Used in) Operating Activities-Discontinued operations	—	(5,000)

Net Cash Provided by (Used in) Operating Activities	(9,301)	39,458

Cash Flows from Investing Activities
Website development costs	(5,000)	(5,000)
Purchase of intellectual property	(250)	—
Net Cash used in Investing Activities	(5,250)	(5,000)

Cash Flows from Financing Activities
Proceeds for the sale of common stock	—	7,950

Net Cash Provided by Financing Activities	—	7,950

Increase in Cash	(14,551)	42,408

Cash at Beginning of Year	47,713	5,305

Cash at End of Year	$33,162	$47,713

Supplemental disclosure
Cash paid for Interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

Note 1 – NATURE OF OPERATIONS

Green Meadow Products, Inc. ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company initially acquired a product for trucking fleets on December 20, 2012. Subsequently on April 18, 2013, we made the decision to take the business in a different direction and sold the product for the trucking fleets at a loss. The Company's current focus is on the sales of licensing rights to our Green Meadow PR formula and the manufacturing and sales of our Green Meadow PR formula as well as the manufacturing and sales of our PawPal product and our recently acquired stress relief formula.

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

DEVELOPMENT STAGE ENTERPRISE

The Company is in the development stage as defined under the then current Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205 "Development-Stage Entities," and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, stockholders' deficit and cash flows disclosed activity since the date of our inception (June 22, 2012) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

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

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2015 or 2014.

ACCOUNTS RECEIVABLE

Trade receivables are carried at original invoice amount. Accounts receivable are written off to bad debt expense using the direct write-off method. Receivables past due for more than 120 days are considered delinquent. Management determines uncollectible accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions and by using historical experience applied to an aging of accounts. Recoveries of trade receivables previously written off are recorded when received

CUSTOMER AND PURCHASE CONCENTRATION

During the years ended June 30, 2015 and 2014, the following customers represented more than 10% of the Company's sales:

	June 30, 2015		June 30, 2014
	$	%	$	%
Total licensing revenue	40,000	93	41,000	92
Total product revenue	3,080	7	3,640	8
Total revenue	43,080	100	44,640	100

Total licensing revenue
Customer A	10,000	23	—	—
Customer B	30,000	70	—	—
Customer C	—	—	15,000	34
Customer D	—	—	5,000	13
Customer E	—	—	20,000	45

Concentration total	40,000	93	41,000	92

Our product sales of Petrapin took place at swap meets to multiple retail customers during the years ended June 30, 2015 and 2014. Accordingly, there was no concentration risk on product sales.

During the year ended June 30, 2015 we acquired Petaprin from Fortuity Partners, Inc., who obtained this product from Vitanique, Inc., who we believe is the sole manufacturer of this product. During the year ended June 30, 2014 we acquired Petaprin directly from Vitanique, Inc. We do not plan on acquiring additional product from this manufacturer as we plan on manufacturing a product per our own formula in the future

INVENTORY

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

The recorded amounts of financial instruments, comprising cash, accounts payable and income tax payable, approximate their market values as of June 30, 2015 due to the short term maturities of these financial instruments.

PROPERTY AND EQUIPMENT

The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of June 30, 2015 and June 30, 2014 the Company owned no property and equipment.

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

OTHER INTANGIBLE ASSETS

Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. As of June 30, 2015 and 2014, our intangible asset related to the purchase of our Green Meadow PR formula for natural pain relief for animals and is being amortized over the formula's estimated useful life which is estimated to be 10 years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

INCOME TAXES

The Company follows the accrual method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As at June 30, 2015 and 2014, the Company recognized a liability of $32 and $1,984, respectively in respect of the income it generated during the years ended June 30, 2 2014, net of brought forward tax losses at its marginal tax rate of 15%.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

For the years ended June 30, 2015 and 2014, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the years ended June 30, 2015 or 2014.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the years ended June 30, 2015 or 2014.

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

Note 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2015 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – DISCONTINUED OPERATIONS

The Company acquired the Overhead Door Saver for distribution to trucking fleets on December 20, 2012 for a sum of $33,400 from Autovative Products, Inc. Of the purchase consideration, $30,000 which was to be paid in cash, which was outstanding as a payable at June 30, 2014 and paid during the year ended June 30, 2013. The balance of $3,400 was paid by the issuance of 34,000 shares of our common stock, which was subsequently distributed to the 34 shareholders of Autovative Products, Inc. per the terms of the agreement. Subsequently the Company made a decision to withdraw from any further marketing or development of the product and sold the product on April 18, 2013 for $32,000. As of June 30, 2013 $7,000 of the purchase consideration had been received and a balance of $25,000 was receivable at June 30, 2013 and was received during the twelve months ended June 30, 2014.

Note 5 –LICENSING AGREEMENTS

On January 21, 2014, we signed a contract with Wholesale 4 You, Inc. ("Wholesale") whereby Wholesale acquired the exclusive licensing rights to manufacture and sell our pain relief product in Central and South America for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of our Green Meadow PR formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done. We have no further obligations under the contract other than we have given an undertaking that we will not compete with Wholesale in the Central and South American markets. Accordingly we have recognized in full the $15,000 received from the sale of these licensing rights as revenue during the period.

On February 19, 2014, we signed a contract with Sandstone Enterprises, LLC ("Sandstone") for the exclusive rights to distribute our pain relief product in Virginia and North Carolina for the sum of $6,000. Under the terms of the contract we agreed to sell Sandstone our product at a fixed market price, authorized Sandstone to sell our product under their own private label and specified the minimum price at which Sandstone could sell the product unless both parties agree to a different price structure for wholesale customers. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all product details, formula breakdown details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract, which we have done. As our only continuing involvement will be our selling product to the distributor at pricing that is consistent with market transactions, we have recognized in full the $6,000 received from the sale of these distribution rights as revenue during the period.

On March 28, 2014, we entered into a contract with Mountain High, Inc. ("Mountain High") for the rights to manufacture and sell both the Paw Pal product and our Green Meadow PR formula internationally, with the exception of Central and South America, for the sum of $21,500. We subsequently agreed to accept $20,000 in full settlement of the contract. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract and upon receipt of the $20,000 payment, which we have done. We have no further obligations under the contract other than we have given an undertaking that we will not compete with Mountain High in its international markets. Accordingly we have recognized in full the $20,000 received from the sale of these licensing rights as revenue during the period.

On September 18, 2014, we entered into a contract with Eastwinds Holding Corporation ("EWH") for the non-exclusive sub licensing rights to manufacture and sell our Green Meadow PR formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done. We have no further obligations under the contract. Accordingly we have recognized in full the $15,000 received from the sale of these licensing rights as revenue during the period. The rights have no duration or termination constraints.

 Note 6 - RELATED PARTY TRANSACTIONS

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company's board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

Note 7 - DEFERRED REVENUE

On September 18, 2014 we entered into a licensing agreement with EWH as described in Note 5 above for the non-exclusive sub licensing rights to manufacture and sell our Green Meadow PR formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000.

Initially, EWH intended to make its own arrangements to have the Green Meadow PR formula manufactured and under this proposed arrangement we would have had the right to purchase the manufactured product from EWH at the cost at which EWH would have received the product from its manufacturing source, including packaging, but not labeling or shipping, plus a 10% mark up.

Subsequently, EWH made the decision that it did not want to make its own arrangements for the manufacture of the Green Meadow PR formula, but rather decided to pay us to identify an appropriate manufacturer and initiate the manufacturing process.

On October 20, 2014, we entered into a further agreement with EWH whereby it was agreed that, in addition to the $15,000 paid by EWH for the non-exclusive sub licensing rights to manufacture and sell our Green Meadow PR formula, we would also be paid a further $15,000 by EWH to identify a manufacturer for our Green Meadow PR formula and to initiate the manufacturing process. Under this arrangement EWH will have the right to purchase the product from us at the price we receive the product from the as yet to be appointed manufacturer, including packaging, but not labeling or shipping, plus a markup of 15%.

On May 25, 2015, we were notified by Eastwinds Holding Corp. that they had selected a manufacturer with our assistance per our contract with EWH to manufacture their product. Eastwinds Holding Corp. further confirmed that all our obligations under contract with them had been fulfilled, and consequently we reclassified the deferred revenue to recognized revenue.

Note 8 - INCOME TAXES

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended June 30, 2014 and 2013 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet. The Company has not submitted tax returns since its inception on June 22, 2012. These years remain subject to examination by the Company's major tax jurisdictions.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	June 30, 2015	June 30, 2014

Income tax provision at the federal statutory rate	15%	15%
Effect of operating losses	—	(8)%
	15%	7%

Changes in the cumulative net deferred tax assets consist of the following:

	June 30, 2015	June 30, 2014

Net loss carry forward	$—	$13,898
Offset against current year taxable income	—	(13,898)
Valuation allowance	—	—
	$—	$—

A reconciliation of income taxes computed at the statutory rate of 15% is as follows:

	June 30, 2015	June 30, 2014

Tax at statutory rate	$(1,952)	$4,069
Offset against brought forward tax losses	—	(2,085)
Valuation allowance	—	—
	$(1,952)	$1,984

Note 9 - COMMITMENTS AND CONTINGENCIES

Contractual obligation

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company's board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

We did not enter into any long term contractual obligations during the years ended June 30, 2015 or 2014.

Litigation

We were not subject to any legal proceedings during the years ended June 30, 2015 or 2014 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 10 - COMMON STOCK

The Company is authorized to issue $75 million shares of common stock with $0.001 par value.

The Company authorized a share split on June 1, 2015 whereby seven shares (7) of the Company's common shares were issued for every one (1) share issued and outstanding resulting in 52,944,500 shares of common stock issued and outstanding at June 30, 2015. All numbers for shares of common stock disclosed as issued and outstanding in these financial statements have been retrospectively restated to reflect the impact of this forward split.

As at June 30, 2013 there were 51,338,000 shares of common stock issued and outstanding.

In March and June 2014 collectively, the Company issued 1,050,000 shares at $0.01 per share for marketing services valued at $15,000.

During April, May and June of 2014 the Company issued 556,500 common stock shares at $0.01 per share to five investors via a Private Offering for cash proceeds of $7,950.

No shares of common stock were issued during the twelve months ended June 30, 2015

As of June 30, 2015 and 2014, there were 52,944,500 shares of common stock issued and outstanding.

Note 9 – SUBSEQUENT EVENTS

Management has reviewed events between June 30, 2015 to the date that the financials were issued, and there were no significant events identified for disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with Accountants.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Despite these controls, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies, like us, face additional limitations. Smaller reporting companies employ fewer individuals and can find it difficult to employ resources for complicated transactions and effective risk management. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of June 30, 2015, our internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management's report in this annual report.

Inherent Limitations Over Internal Controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation

Summary Compensation Table

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Stanley Windhorn- President, CEO	2015	6,000	-	-	-	6,000
and Director	2014	-	-	-	-	-

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through June 30, 2015.

Compensation of Officers and Directors

We did not accrue or pay any salaries during the year ended 2014 or in the period from June 30, 2014 to December 31, 2014. We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supercedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company's board. The company has not incurred any salary under this new agreement during the year ended June 30, 2015.

Employment Agreements

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supercedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company's board.

The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Stanley Windhorn	50	Since inception, June 22, 2012	CEO, and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Stanley Windhorn has served as the Company's CEO and Director since June 22, 2012. Stanley Windhorn through his ventures has specialized in marketing to both consumers and businesses, both nationally as well as internationally. He is the Managing Partner and founder of Univative Concepts which is a marketing Company which he has operated since 2005. He was the owner of several Fitness 19 franchises which were sold in 2011. He serves as the Regional Manager for the automobile technology sales company, True Car. We believe his marketing skill sets will bring a distinct advantage to the Company's ability to move forward.

Our directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

No officer, director, or persons nominated for such positions and no promoters or significant employee of GMP has been involved in legal proceedings that would be material to an evaluation of officers and directors.

Indemnification of Directors and Officers

Except as permitted by the Wyoming Revised Statutes, the Company's Articles of Incorporation do not provide for any additional or different indemnification procedures. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims of indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

Conflict of Interest - Management's Fiduciary Duties

Our directors and officer or may become, in their individual capacity, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2015, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of June 30, 2015 and June 30, 2014, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Stanley Windhorn – CEO and Operating Manager	49,700,000*	94%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company's board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the Company's fiscal year ended June 30, 2015 and 2014, we were billed approximately $9,500 and $5,000, respectively for professional services rendered for the audit and reviews of our financial statements that were provided by Cutler and Co., LLC.

Audit Related Fees

For the Company's fiscal year ended June 30, 2015 and 2014, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company's fiscal years ended June 30, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2015 and 2014.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description
23.1	Consent of Certified Public Accountant #
31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MEADOW PRODUCTS, INC

Dated: October 15, 2015.	By:	/s/ Stan Windhorn
Stan Windhorn,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ Stan Windhorn Stan Windhorn	Director, President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	October 15, 2015.