Form 10-Q
period 2015-09-30
Green Meadow Products, Inc.
filed 2015-11-17
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

1010 Industrial Road, Ste. 70, Boulder City, Nevada 89005

www.GreenMeadowProducts.com

702-769-4529

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock, $0.001 par value per share	52,944,500

GREEN MEADOW PRODUCTS, INC.

TABLE OF CONTENTS

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

GREEN MEADOW PRODUCTS, INC.

TABLE OF CONTENTS

September 30, 2015

GREEN MEADOW PRODUCTS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	June 30, 2015

Assets
Current Assets
Cash	$28,373	$33,162
Income tax benefit	839	-
Total Current Assets	29,212	33,162

Other Assets
Web development costs, net of accumulated amortization of $3,250 and $2,500 respectively.	11,750	12,500
Other intangible assets, net of accumulated amortization of $2,721 and $2,452 respectively.	8,029	8,298

Total Assets	$48,991	$53,960

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$298	$298
Income tax	-	32
Total Current Liabilities	298	330

Total Liabilities	298	330
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding	52,945	52,945
Additional paid-in-capital	505	505
Accumulated Earnings (deficit)	(4,757)	180
Total Stockholders' Equity	48,693	53,630

Total Liabilities and Stockholders' Equity	$48,991	$53,960

See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014

Revenue
Sub license agreements	$5,000	$15,000
Pet products	3,360	-
Total Revenue	8,360	15,000

Cost of goods sold	2,000	-

Gross Profit	6,360	15,000

Operating Expenses
Professional fees	5,898	16,000
Amortization	1,019	298
General & Administrative	251	6
Consulting	5,000	-
Total Operating Expenses	12,168	16,304

Income (Loss) before taxes	(5,808)	(1,304)

Income tax expense (benefit)	(871)	196

Net Income (loss)	$(4,937)	$(1,108)

Income (Loss) Basic and Diluted	$(0.00) *	$(0.00) *

Weighted Average of Common Shares Outstanding - Basic and Diluted	52,944,500	51,551,251

 * denotes income or (loss) of less than $0.01 per share

See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities
Net income (loss)	$(4,937)	$(1,108)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	1,019	298
Stock for services	—	—
Changes in operating assets and liabilities
Income tax payable (benefit)	(871)	(196)
Net Cash Provided by (Used in) Operating Activities-	(4,789)	(1,006)

Cash Flows from Investing Activities
Website development costs	—	(5,000)
Net Cash used in Investing Activities	—	(5,000)

Decrease in Cash	(4,789)	(6,006)

Cash at Beginning of Period	33,162	47,713

Cash at End of Period	$28,373	$41,707

Supplemental disclosure
Cash paid for Interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2015 AND JUNE 30, 2015 ANDFOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2016 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended Jun e30, 2015.

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

CUSTOMER AND PURCHASE CONCENTRATION

During the quarter ended September 30, 2015 we had consulting fees from Wholesale 4 You, Inc. of $5,000 which accounted for 60% of our revenue and $3,360 of sales to multiple purchasers of our Green Meadow pet bars at a test marketing which accounted for 40% of our sales. During the quarter ended September 30, 2014 we had $15,000 in sales to one customer for licensing rights which accounted for 100% of revenue for the quarter.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters ended September 30, 2015 or 2014.

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

Note 3– GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at September 30, 2015 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 - INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	September 30, 2015	June 30, 2015
Income tax provision at the federal statutory rate	15%	15%
Effect of operating losses	-	-
	15%	15%

Changes in the cumulative net deferred tax assets consist of the following:

	September 30, 2015	June 30, 2015
Net loss carry back 2014	$-	$(13,012)
Offset against year taxable income	-	(13,012)
Valuation allowance	-	-
	$-	$-

A reconciliation of income taxes computed at the statutory rate of 15% is as follows:

	September 30, 2015	June 30, 2015
Tax (benefit) at statutory rate	$(871)	$(1,952)
Offset against brought forward tax losses	-	-
Valuation allowance
	$(871)	$(1,952)

Note 5 – SUBSEQUENT EVENTS

Management has reviewed events between September 30, 2015 to the date that the financials were issued, and there were no significant events identified for disclosure.

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

For the year ended June 30, 2015 and the three period ended September 30, 2015, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For The Three Months Ended September 30, 2015 Compared To The Three Months Ended September 30, 2014.

Revenue

For the three month period ended September 30, 2015, we recognized revenues of $8,360, which were comprised of sales of dog treats at a market test at a street fair, and licensing rights to Wholesale 4 You, Inc for our stress relief formula.

For the three month period ended September 30, 2014, we recognized revenues of $15,000, which was comprised of sales of certain of our licensing rights and distribution rights for our pain relief formula for dogs to Eastwinds Holding Corporation ("EWH").

Cost of Sales

For the three month period ended September 30, 2015, we recognized cost of goods of $2,000 relating to the dog treats which we sold as a market test at a street fair in the period.

For the three month period ended September 30, 2014, we recognized no cost of goods sold as there were no direct incremental costs incurred  in relation to the sale  of the licensing and distribution rights to our pain relief product.

Gross Profit

For the three month period ended September 30, 2015, we recognized a gross profit of $6,360 from the sale of the treats for dogs due to the factors discussed above and the licensing rights for our stress relief formula.

For the three month period ended September 30, 2014, we had a gross profit of $15,000 from the sale of certain licensing rights and distribution rights for our pain relief formula for dogs due to the factors discussed above.

Operating Expenses

For the three month period ended September 30, 2015, we incurred total operating expenses of $12,168 consisting of professional fees of $5,898 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $5,000 and general & administrative fees of $251.

For the three month period ended September 30, 2014, we incurred total operating expenses of $16,304 consisting of professional fees of $16,000 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $298 and general & administrative fees of $251.

Income Tax

For the three month period ended September 30, 2015, we recognized a tax credit of $871 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year. .

For the three month period ended September 30, 2014, we recognized a tax expense of $196 as the taxable profit in the current period was offset by brought forward tax losses generated in prior periods.

Net Income (Loss)

For the three month period ended September 30, 2015, we incurred a net loss of $4,937 due to the factors discussed above.

For the three month period ended September 30, 2014, we recognized net loss of $1,108 due to the factors discussed above.

Liquidity and Capital Resources

For The Three Months Ended September 30, 2015 Compared To The Year Ended June 30, 2015 And The Three Months Ended September 30, 2014.

As at September 30, 2015, the Company had cash on hand of $28,373, total assets of $48,991, total liabilities of $298 and stockholders' equity of $48,693.

As at June 30, 2015, the Company had cash on hand of $33,162, total assets of $53,960, total liabilities of $330 and stockholders' equity of $53,360.

The change in shareholders’ equity in the three months ended September 30, 2015 was largely attributable to operating losses incurred in the period.

Operating Activities

For the three month period ended September 30, 2015, we used $(4,789) cash in operating activities compared to $(1,006) in cash from operating activities in the three months ended September 30, 2014.

During the three months ended September 30, 2015, we incurred a loss of $4,937 which was reduced for cash flow purposes by $1,890 in non-cash expenses and reduced further by a net increase in working capital liabilities of $12,168.

By comparison, during the three months ended September 30, 2014, we incurred a loss of $1,108 which was reduced for cash flow purposes by $102 in non-cash expenses and reduced further by a net increase in working capital liabilities of $16,304.

Investing Activities

For the three month period  September 30, 2015 we had $0 invested.

For the three month period ended September 30, 2014 we had $5,000 invested towards the development of our website.

Financing Activities

During the nine months ended September 30, 2015 and 2014 we neither generated nor used any funds in financing activities.

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

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's September 30, 2015 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of September 30, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and nine month periods ended September 30, 2015 or 2014 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended September 30, 2015.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and nine months ended September 30, 2015.

Item 4. Mining Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

Number	Exhibit
8-K	Item 4.01 Change in Accountants
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

Dated: November 12 , 2015	GREEN MEADOW PRODUCTS, INC.

	By:	/s/ Stanley Windhorn
Stanley Windhorn,
Chief Executive Officer