Form 10-Q
period 2015-12-31
Green Meadow Products, Inc.
filed 2016-02-17
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at December 31, 2015
Common Stock, $0.001 par value per share	52,944,500

GREEN MEADOW PRODUCTS, INC.
TABLE OF CONTENTS

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CONDENSED UNAUDITED FINANCIAL STATEMENTS
GREEN MEADOW PRODUCTS, INC.
TABLE OF CONTENTS

December 31, 2015

GREEN MEADOW PRODUCTS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2015	June 30, 2015

Assets

Current Assets
Cash	$19,046	$33,162
Income tax benefit	2,346
Total Current Assets	21,392	33,162

Other Assets
Web development costs, net of amortization of $1,500 and $2,500 respectively	11,000	12,500
Other intangible assets, net of amortization of $538 and $2,452 respectively	7,760	8,298

Total Assets	$40,152	$53,960

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$-	$298
Income tax	-	32
Total Current Liabilities	-	330

Total Liabilities	-	330
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding at December 31, 2015 (unaudited) and June 30, 2015	52,945	52,945
Additional paid-in-capital	505	505
Accumulated Earnings	(13,298)	180
Total Stockholders' Equity	40,152	53,630

Total Liabilities and Stockholders' Equity	$40,152	$53,960

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,				Six Months Ended December 31,
	2015		2014		2015		2014
Revenue
Pet Products					3,360
Sub license agreements	$10,000		$-		$15,000		$15,000
Total Revenue	10,000		-		18,360		15,000

Cost of goods sold	-		-		2,000		-

Gross Profit	10,000		-		16,360		15,000

Operating Expenses
Professional fees	18,499		3,000		29,397		19,000
Amortization	1,019		624		2,038		922
Marketing	-		7,000		-		7,000
General & Administrative	530		6		781		12
Total Operating Expenses	20,048		10,630		32,216		26,934

Income (loss) before income taxes	(10,048)		(10,630)		(15,856)		(11,934)

Income taxes (benefit)	(1,507)		(1,594)		(2,378)		(1,790)-

Net Income (loss)	$(8,541)		$(9,036)		$(13,478)		$(10,144)

Basic and Diluted Income (Loss) Per Share from operations	(0.00)	*	(0.00)	*	(0.00)	*	(0.00)*
*
Weighted Average of Common Shares Outstanding basic and diluted	52,944,500		52,944,500		52,944,500		52,944,500

 * denotes loss of less than $0.01 per share

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31, 2015	For the Six Months Ended December 31, 2014

Cash Flows from Operating Activities
Net Income (loss)	$(13,478)	$(10,144)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	2,038	922
Changes in operating assets and liabilities
Accounts Receivable		(5,000)
Accounts Payable	(298)
Deferred Revenue	-	15,000
Income Tax Payable/Receivable	(2,378)	(1,790)

Net Cash Provided by (used in) Operating Activities	(14,116)	(1,012)

Cash Flows from Investing Activities
Website development costs	-	(5,000)
Net Cash used in Investing Activities	-	(5,000)

Cash Flows from Financing Activities
Net Cash Provided by (Used in) Financing Activities

Increase (decrease) in Cash	(14,116)	(6,012)

Cash at Beginning of Period	33,162	47,713

Cash at End of Period	$19,046	$41,701

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2015 AND JUNE 30, 2015 ANDFOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and six-month period ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2016 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

RECLASSIFICATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations

CUSTOMER AND PURCHASE CONCENTRATION

During the quarter ended December 31, 2015 we had a referral fee for sub license agreement of the Green Meadow Pain Formula of $10,000 which accounted for 100% of our revenue; During the six months ended December 31, 2015 we had sales of $18,360 from three customers; one customer for $10,000 which equates to 55% of sales, one customer for $5,000 which equates to 27% of sales and one for $3,360 which equates to 18% of sales. During the quarter ended December 31, 2014 we $0 in sales and for the six months ended December 31, 2014 we had $15,000 in sales to one customer for licensing rights which accounted for 100% of revenue for the six month period.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters ended December 31, 2015 or 2014.

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

Note 3– GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2015 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 – SUBSEQUENT EVENTS

Management has reviewed events between December 31, 2015 to the date that the financials were issued, and there were no significant events identified for disclosure.

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

For the year ended June 30, 2015 and the six month period ended December 31, 2015, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Long Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. At the six months ended December 31, 2015 our intangible assets consisted of our pain relief formula for dogs and our website and at the six months ended December 31, 2015 there were no changes that required an impairment or change in useful life of our intangible assets.

Results of Operations

For The Three Months And Six Months Ended December 31, 2015 Compared To The Three Months And Six Months Ended December 31, 2014..

Revenue

For the three month period ended December 31, 2014, we had no revenues and for the six month period ended December 31, 2014 we had gross revenues of $15,000 derived from the sale of rights to our pain relief formula.

For the three month period ended December 31, 2015, we recognized revenues of $10,000, which was comprised of the assistance of sales of certain of our licensing rights and distribution rights for our pain relief formula for dogs in conjunction with  Mountain High Products, Inc.(“MH”) We amended an original contract dated March 28, 2014 with Mountain High Products on November 24, 2015 which allowed us to be paid by MH for assisting in international sales. As such we were paid a $10,000 fee for our assistance. For the six month period ended December 31, 2015 we recognized revenues of $18,360 which were comprised of $8,360 in sales of dog treats at a market test from a street fair, and licensing rights to Wholesale 4 You, Inc for our stress relief formula and $10,000 form fees from Mountain High Products, Inc..

Cost of Sales

For the three month period ended December 31, 2015, we had no cost of goods and for the six month period ended December 31, 2015 we recognized cost of goods of $2,000 relating to the dog treats which we sold as a market test at a street fair in the period.

For the three month and six period ended December 31, 2014, we had no cost of goods.

Gross Profit

For the three month period ended December 31, 2015, we recognized a gross profit of $10,000 from the assistance in international sales from Mountain High Products due to the factors discussed above and the licensing rights for our stress relief formula and for the six month period ended December 31, 2015 we recognized a gross profit of $16,360 due to the factors discussed above.

For the three month period ended December 31, 2014, we had no revenues and thus no profit and for the six month period ended December 31, 2014 we recognized a gross profit of $15,000 from the sale of certain licensing rights and distribution rights for our pain relief formula for dogs due to the factors discussed above.

 Operating Expenses

For the three month period ended December 31, 2015, we incurred total operating expenses of $20,048 consisting of professional fees of $18,499 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, and general & administrative fees of $530. For the six month period ended December 31, 2015, we incurred total operating expenses of $32,216 consisting of professional fees of $29,397 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $2,038, and general & administrative fees of $781.

For the three month period ended December 31, 2014, we incurred total operating expenses of $10,630 consisting of professional fees of $3,000 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $624, marketing cost of $7,000 and general & administrative fees of $6. For the six month period ended December 31, 2014, we incurred total operating expenses of $26,934 consisting of professional fees of $19,000 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $922, marketing cost of $7,000 and general & administrative fees of $12.

Income Tax

For the three month period ended December 31, 2015, we recognized a tax credit of $1,507 and for the six month period ended December 31, 2015 we recognized a tax credit of $2,378 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year. .

For the three month period ended December 31, 2014, we recognized a tax credit of $1,594 and for the six month period ended December 31, 2014 we recognized a tax credit of $1,790 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

Net Income (Loss)

For the three month period ended December 31, 2015, we incurred a net loss of $8,541 due to the factors discussed above and for the six month period ended December 31, 2015, we incurred a net loss of $13,478 due to the factors discussed above.

For the three month period ended December 31, 2014, we incurred a net loss of $9,036 due to the factors discussed above and for the six month period ended December 31, 2014, we incurred a net loss of $10,144 due to the factors discussed above.

Liquidity and Capital Resources

For The Three Months Ended December 31, 2015 Compared To The Year Ended June 30, 2015.

As at December 31, 2015, the Company had cash on hand of $19,046, total assets of $37,806, total liabilities of $0 and stockholders' equity of $40,152.

As at June 30, 2015, the Company had cash on hand of $33,162, total assets of $53,960, total liabilities of $330 and stockholders' equity of $53,360.

The change in shareholders’ equity in the three months ended December 31, 2015 was largely attributable to operating losses incurred in the period.

Operating Activities

For the six month period ended December 31, 2015, we used $(14,116) cash in operating activities compared to $(1,012) in cash from operating activities in the six months ended December 31, 2014.

During the six months ended December 31, 2015, we incurred a loss of $13,478, amortization expense of $2,038 a decrease in accounts payable of $298 and a change in tax payable/receivable of $2,378.

By comparison, during the three months ended December 31, 2014, we incurred a loss of $10,144, amortization expense of $922, an increase in accounts receivable of $5,000, deferred revenue of $15,000 and a change in tax payable/receivable of $1,790.

Investing Activities

For the six month period  December 31, 2015 we had $0 invested.

For the six month period ended December 31, 2014 we had $5,000 invested towards the development of our website.

Financing Activities

During the nine months ended December 31, 2015 and 2014 we neither generated nor used any funds in financing activities.

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

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's December 31, 2015 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of December 31, 2015. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and nine month periods ended December 31, 2015 or 2014 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended December 31, 2015.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and nine months ended December 31, 2015.

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

Dated: February 12 , 2016	GREEN MEADOW PRODUCTS, INC.

	By:	/s/ Stanley Windhorn
Stanley Windhorn,
Chief Executive Officer