Form 10-Q
period 2016-03-31
Green Meadow Products, Inc.
filed 2016-05-18
CIK 1557340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2016
Common Stock, $0.001 par value per share	52,944,500

Green Meadow Products, Inc.

TABLE OF CONTENTS

GREEN MEADOW PRODUCTS, INC.
CONDENSED BALANCE SHEETS

(Unaudited)

		March 31,2016	June 30,2015

Assets

Current Assets
Cash		$10,712	$33,162
Income tax refund		3,749	-
Total Current Assets		14,461	33,162

Other Assets
Web development costs, net of amortization of $4,750 and $2,500 respectively.		10,250	12,500
Other intangible assets, net of amortization of $3,258 and $2,452 respectively.		7,491	8,298

Total Assets		$32,202	$53,960

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$		$298
Income tax payable		-	32
Total Current Liabilities		-	330

Total Liabilities		-	330
Commitments and Contingencies

Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding at		52,945	52,945
Additional paid-in-capital		505	505
Accumulated Earnings (Deficit)		(21,248)	180
Total Stockholders' Equity		32,202	53,630

Total Liabilities and Stockholders' Equity		$32,202	$53,960

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31 2016		Three months ended March 31, 2015			Nine months ended March 31, 2016		Nine months ended March 31, 2015
Revenue
Sub license agreements		$—	$			$15,000		$15,000
Sales		6,000		3,080		9,360		3,080
Total Revenue		6,000		3,080		24,360		18,080

Cost of Goods Sold
Cost of goods		5,000-		400		7,000		400
Total cost of Goods Sold		-		400		7,000		400

Gross Profit		1,000		2,680		17,360		17,680

Operating Expenses
Professional fees		9,331		10,500		27,728		29,500
Amortization		1,019		624		3,057		1,546
Salary-related party		-		6,000				6,000
Consulting						11,000
Marketing		-		-		-		7,000
Other fees		3		6		784		18
Total Operating Expenses		10,353		17,130		42,569		44,064

Income (loss) before income taxes		(9,353)		(14,450)		(25,209)		(26,384)

Income taxes		(1,403)		(194)		(3,781)		(1,984)

Net Income (loss)	$	(7,950)		$(14,256)		$(21,428)		$(24,400)
Basic and Diluted Income (Loss) Per Share		$(0.00) *		$(0.00)	*	$(0.00)	*	$(0.00	)*
Weighted Average of Common Shares Outstanding basic and diluted		52,944,500		52,944,500		52,944,500		52,944,500

 * denotes income or (loss) of less than $.01 per share.

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31, 2016	For the Nine Months Ended March 31, 2015
Cash Flows from Operating Activities
Net Income (loss)	$(21,428)	$(24,400)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	3,057	1,546
Changes in operating assets and liabilities
Accounts receivable	—	__
Accounts payable	(298)
Contract for Formulas		—
Deferred revenue		15,000
Income tax payable/receivable	(3,781)	(1,984)
Net Cash Provided by (used in) Operating Activities	(22,450)	(9,838)

Cash Flows from Investing Activities
Website development costs	—	(5,000)
Net Cash used in Investing Activities		(5,000)

Cash Flows from Financing Activities		—
Proceeds from sale of common stock	—	—
Net Cash Provided by (Used in) Financing Activities	—	__

Increase (decrease) in Cash	(22,450)	(14,838)

Cash at Beginning of Period	33,162	47,713

Cash at End of Period	$10,712	$32,875

Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2016 AND JUNE 30, 2015 AND FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and nine-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2016 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2015.

RECLASSIFICATION

 Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations

CUSTOMER AND SALES CONCENTRATION

During the quarter ended March 31, 2016 we were approached by Collective Media to aid in filming a video involving the use of pain relief supplements for dogs. We had a fee for assisting with the video for pain relief and dogs of $6,000 which accounted for 100% of our revenue for the three months; During the nine months ended March 31, 2016 we had sales of $18,360 from three customers; one customer for $10,000 which equates to 40% of sales, one customer for $5,000 which equates to 21% of sales and one for $3,360 which equates to 14% of sales and one for $6,000 which equates to 25% of sales.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters ended March 31, 2016 or 2015.

Note 3– GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at March 31, 2016 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 –RELATED PARTY TRANSACTIONS

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. At the end of March 31, 2016 Mr. Windhorn elected to no longer receive a salary. As such no further salary has been paid to Mr. Windhorn since March 31, 2015.

Note 5– SUBSEQUENT EVENTS

Management has reviewed events between March 31, 2016 to the date that the financials were issued, and there were no significant events identified for disclosure.

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

 For the year ended June 30, 2015 and the nine period ended March 31, 2016, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For The Three Months Ended March 31, 2016 Compared To The Three Months Ended March 31, 2015.

Revenue

For the three month period ended March 31, 2016, we were approached by Collective Media to aid in filming a video involving the use of pain relief supplements for dogs. We had a fee for assisting with the video for pain relief and dogs of $6,000 which comprised the revenue recognized for the period.

For the three month period ended March 31, 2015, we recognized revenues of $3,080, which comprised sales of Petaprin, the pain relief product for dogs. Sales were made as a market test for the product at a street fair.

Cost of Sales

For the three month period ended March 31, 2016, we recognized $5,000 in cost of sales which was the cost paid to a third party that produced video for pain relief for dogs.

For the three month period ended March 31, 2015, we recognized cost of goods of $400 relating to the Petaprin product which we sold in the period. We were able to purchase the product from Fortuity Partners, Inc. at a discount as they were no longer going to carry the product line.

Gross Profit

For the three month period ended March 31, 2016, we had a gross profit of $1,000 from the sale of video work for dogs for pain relief commercial.

For the three month period ended March 31, 2015, we recognized a gross profit of $2,680 from the sale of the Petaprin product for dogs due to the factors discussed above. We purchased the Petaprin product for $400 from a company that was no longer going to be in the pet business and sold the products for $3,080.

Operating Expenses

For the three month period ended March 31, 2016, we incurred total operating expenses of $10,353 consisting of Professional fees of $9,331 which were attributable to accounting costs, amortization of $1,019,  and fees of $3.

For the three month period ended March 31, 2015, we incurred total operating expenses of $17,130 consisting of professional fees of $10,500 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $624, a salary of $6,000, which was paid to our president pursuant to an agreement dated January 15, 2015 where Stanley Windhorn, President, was to be paid $2,000 per month; and other fees of $6.

Income Tax

For the three month period ended March 31, 2016, we recognized a tax credit of $1,403 in respect to tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

For the three month period ended March 31, 2015, we recognized a tax credit of $194 in respect to tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

Net Income (Loss)

For the three month period ended March 31, 2016, we incurred a net loss of $7,950 due to the factors discussed above.

For the three month period ended March 31, 2015, we incurred a net loss of $14,256 due to the factors discussed above.

For The Nine Months Ended March 31, 2016 Compared To The Nine Months Ended March 31, 2015.

Revenue

For the nine month period ended March 31, 2016, we recognized revenues of $24,360, which were comprised of $3,360 in Swap Meet sales of Petaprin the pain relief product for dogs, which were sold as a market test for the product at a street fair, and $6,000 in producing Video for commercial for pain relief for Dogs and $5,000 from Wholesale for you for purchase of pain relief products, and $10,000 from Mountain High for Sales.

For the nine month period ended March 31, 2015, we recognized revenues of $18,080, which were comprised of $3,080 in sales of Petaprin the pain relief product for dogs, which were sold as a market test for the product at a street fair, and $15,000 in September of 2014 from the sale of certain licensing rights for our pain relief formula to East Winds Holding Corporation

Cost of Sales

For the nine month period ended March 31, 2016, we recognized cost of goods sold of $7,000 relating to $2,000 for the Mountain High Bar Treat Product and $5,000 for the video production cost to a third party relating to the video for pain relief for dogs.

For the nine month period ended March 31, 2015, we recognized cost of goods of $400 relating to the Petaprin product which we sold in the period .

Gross Profit

For the nine month period ended March 31, 2016 we recognized a gross profit of $17,360  from the sale of certain licensing rights and distribution rights for our pain relief formula for dogs sold in the period due to the factors discussed above.

For the nine month period ended March 31, 2015 we recognized a gross profit of $17,680 from the sale of $3,080 of our Petaprin product for dogs and $15,000 from sale of certain of our licensing rights for our pain relief formula. In the period due to the factors discussed above.

Operating Expenses

For the nine month period ended March 31, 2016, we had total operating expenses of $42,569 consisting of related party Consulting Fees of $11,000 associated with sales of our pain relief formula and petaprin product, Amortization fees of $3,057, Professional fees of $27,728 attributable to accounting cost and Other fees of $784.

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

Income Tax

For the nine month period ended March 31, 2016, we recognized a tax credit of $3,781 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

For the nine month period ended March 31, 2015, we recognized a tax credit of $1,984 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

Net Income (Loss)

For the nine month period ended March 31, 2016, we incurred a net loss of $21,428 due to the factors discussed above.

For the nine month period ended March 31, 2015, we incurred a net loss of $24,400 due to the factors discussed above.

Liquidity and Capital Resources

For The Nine Months Ended March 31, 2016 Compared To The Nine Months Ended March 31, 2015.

As at March 31, 2016, the Company had cash on hand of $10,712 which was generated from revenue from the sale of rights to our pain relief formula and sale of product, total assets of $28,453, total liabilities of $0 and stockholders' equity of $32.202.

As at March 31, 2015, the Company had cash on hand of $32,875 which was generated from revenue from the sale of rights to our pain relief formula and sale of product, total assets of $55,290, total liabilities of $15,000 and stockholders' equity of $40,290.

The change in shareholders’ equity in the nine months ended March 31, 2016 was largely attributable to operating losses incurred in the period.

Operating Activities

For the nine month period ended March 31, 2016, we used $(22,450) cash in operating activities compared to using $(9,838) in cash from operating activities in the nine months ended March 31, 2015.

During the nine months ended March 31, 2016, we incurred a loss of $21,428.

Investing Activities

For the nine month period ended March 31, 2016 we had no investment activity and 2015 we had $5,000 used in website development costs.

Financing Activities

During the nine months ended March 31, 2016 and 2015, we neither generated nor used any funds in financing activities.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and nine month periods ended March 31, 2016 or 2015 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three and nine months ended March 31, 2016.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and nine months ended March 31, 2016.

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

Dated: May 11, 2016	GREEN MEADOW PRODUCTS, INC.

	By:	/s/ Stanley Windhorn
Stanley Windhorn,
Chief Executive Officer