Form 10-K
period 2016-06-30
Green Meadow Products, Inc.
filed 2016-09-28
CIK 1557340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (¤232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (¤229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of common stock outstanding at June 30, 2016: 52,944,500 (as restated for 7 for 1 forward split of the Company's common stock completed effective June 1, 2015).

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

DESCRIPTION OF BUSINESS

Overview

Green Meadow Products, Inc ("GMP", the "Company", "we", "us" or "our") was incorporated in the State of Wyoming on June 22 of 2012. The Company initially acquired a product for trucking fleets on December 20, 2012. Subsequently on April 18, 2013, we made the decision to take the business in a different direction and sold the product for the trucking fleets at a loss. The Company's new focus was, and is, on the manufacturing and sales of natural products for the pet industry. The Company acquired a formula for natural pain relief for animals from Hector Medina on February 27, 2013 for consideration of $10,500, which was satisfied through the payment of $500 in cash and the issuance of 700,000 shares of our common stock valued at $0.014 per share, with the intent to manufacture the product for wholesale and retail distribution. We have subsequently named the product, Green Meadow PR formula. The acquisition gave the Company all rights surrounding the formula with no additional royalties, or any other payment due. Due to the high cost of initial manufacturing of the Green Meadow PR formula the Company elected to enter into a contractual arrangement with a different company, Vitanique, that was selling a similar natural pain relief product, Petaprin, where the pain relief product, Petaprin, could be purchased from that company on a wholesale basis and private labeled with the Green Meadow Products logo. The Company acquired the Petaprin product and sold the Petaprin product under the Green Meadow logo at a full retail price of $39.95 in a test marketing campaign over a three week period.

Due to the results of the marketing campaign the Company made a determination to manufacture product based on the Green Meadow PR formula that it had acquired. The primary reason for the determination being the Petaprin product sold in the test marketing campaign was sold as chewable tablets for dogs. Our results indicate that dogs did not care for the taste of the chewable tablets and that it would be necessary to add a natural flavor that would give dogs the desire to chew the tablets. The Green Meadow PR formula that was acquired by the Company has the natural ingredients in addition to the natural flavor.

In the last year ending June 30, 2016 we have done marketing testing of organic dog treats in the attempt to perfect a treat formula which is appealing to dogs using a variation of our pain relief formula in the treats. We anticipate expanding the development of our dog treat formula in the next year ultimately with the goal of expanding sales nationally and internationally.

As a result our plan is to initiate the manufacturing of the natural pain relief product based on the formulation of the Green Meadow PR formula which we acquired as well as to initiate the manufacturing of pet treats using the same formula as in our pain relief formula. Currently we are in search of a manufacturer that would meet the specifications we require. Primarily a manufacturer that currently manufactures natural pet products while at the same time being able to do so at a cost effective price point. We anticipate with the proper funding (which at this time is an unknown) that we will be in the process of manufacturing and sales of our pain relief products and pain relief treat in the year 2017.

We have also developed the "Paw Pal" which is a foam pad with a removable cover for dogs. The pad was developed to be used for dogs when they jump out of a car or down from a high object such as a couch or bed, to relieve the stress on joints from the impact of landing. We have designed the pad with high density foam and a tough removable poly cover which can be washed.

Many people take their dogs out into the outdoors, the dog jumps out of the car and depending on the type of terrain, joints can be impacted from the result of the jump or paws can be damaged from debris. This is especially the case in older dogs and dogs with hip dysplasia. The pad is lightweight and takes up little room and can be easily cleaned.

We believe that the Paw Pal is a perfect companion with the Green Meadow PR formula. The Paw Pal can be used as an aid in preventing injury as well as the Green Meadow PR formula should injury occur or for dogs that are older and have arthritic type conditions.

The prototypes have been manufactured in Mexico. We anticipate manufacturing and sales of the PawPal to commence sometime in 2017. However development and sales will be dependent on the proper funding; at this time we have no commitments for any type of funding whether it be debt or equity financing.

Sales and Marketing

In the last year we have done marketing testing of organic dog treats in the attempt to perfect a treat formula which is appealing to dogs using a variation of our pain relief formula in the treats. We anticipate expanding the development of our dog treat formula in the next year ultimately with the goal of expanding sales nationally and internationally.

In the past our revenues have come from the sale of the sub-licensing rights to the Green Meadow PR formula, the sale of the non-exclusive design rights of the PawPal and the retail sale of the pain relief product, Petaprin, in our market testing. We also sold our discontinued operations initial product for trucking fleets at a loss as we determined that we would focus on   the sales of licensing rights to our Green Meadow PR formula and the manufacturing and sales of our Green Meadow PR formula as well as the manufacturing and sales of our PawPal product.

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

On September 18, 2014, we entered into a contract with Eastwinds Holding Corporation ("EWH") for the non-exclusive sub-licensing rights to manufacture and sell our Green Meadow PR formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done.  We have no further obligations under the contract. Accordingly we have recognized in full the $15,000 received from the sale of these non-exclusive licensing rights as revenue during the period. The rights have no duration or termination constraints.

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

Green Meadow Pain Relief formula

We plan on initiating the manufacturing of the natural Green Meadow PR formula based on the formulation which we acquired. We are in search of a manufacturer that would meet the specifications we require; a manufacturer that currently manufactures natural pet products while at the same time being able to do so at a cost effective price point.

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

Ingredients

The Green Meadow PR formula contains:

•                     ETArol(tm) - Exclusive Green Lipped Mussel Extract used as a major source of glucosamine, chondroitin and glycosaminoglycans.

•                     Ginger Powder

•                     Green Tea Extract - Green tea is rich in catechin polyphenols (GTC), particularly epigallocatechin gallate (EGCG). EGCG is an anti-oxidant:

•                     Holy Basil Extract - An antioxidant

•                     White Willow Bark Extract

•                     Skullcap Extract

•                     Turmeric Extract - Curcumin is the part of turmeric that gives curry food its golden color and provides turmeric with curcuminoids.

•                     Feverfew Extract - An herb

•                     Rosemary Extract - Another antioxidant

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

Competition

The pet medications market is competitive and highly fragmented.  Our competitors consist of veterinarians, and online and traditional retailers.  We believe that the following are the principal competitive factors in our market:

•         Product selection and availability, including the availability of prescription and non-prescription medications;

•         Brand recognition;

•         Reliability and speed of delivery;

•         Personalized service and convenience;

•         Price; and

•         Quality of website content.

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

There are similar products to ours which are available from numerous other sources, including other distributors and manufacturers. Consolidation in the animal health products industry could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. We purchase our current pain relief product, Petaprin, which is private labeled for us, from Vitanique who is also a direct competitor as they sell the same product under their name.

Many pet owners may prefer the convenience of purchasing their pet medications or other health products at the time of a veterinarian visit.  In order to effectively compete with veterinarians, we must continue to educate pet owners about the potential benefits of a natural pain relief product, convenience, and savings offered by our Company.

According to the American Pet Products Manufacturers Association, pet spending in the United States is estimated to have increased 4.7% to $58.51 billion in 2014.  Pet supplies and medications represented $13.6 billion, or 25% of the total spending on pets in the United States.  The pet medication market that we participate in is estimated to be approximately $4.4 billion, with veterinarians having the majority of the market share.  The dog and cat population is approximately 165 million, with approximately 62% of all households having a pet.

We believe that the following are the main competitive strengths that will differentiate our products from the competition:

•         All natural product;

•         with our formula, a chewable tablet that pets will potentially eat as they would a treat.;

•         unique "niche" products inclusive of our Green Meadow PR formula as well as out Paw Pal.

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

Employees

We are a new, developing company and currently have only one part-time employee, Stanley Windhorn our CEO. We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

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

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended June 30, 2015 or 2016 and none are threatened or pending to the best of our knowledge or belief.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder in all likelihood will be unable to resell his securities in our company. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

Our company’s securities are traded on the world’s largest electronic interdealer quotation system “OTCQB” operated by the OTC Markets Group under the symbol “GRMD”.

Fiscal Quarter*	High Bid	Low Bid

2016
Fourth Quarter 04-01-16 to 06-30-16	$0.20	$0.005

 * The Company began trading in the year ended June 30, 2016.

As of June 30. 2016, we had 52,944,500 shares of our common stock outstanding (as restated for the 7 for 1 forward split of the Company's common stock effective June 1, 2015) and the number of stockholders of record of our common stock was 42.

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

The following table provides selected financial data about us for the fiscal years ended June 30, 2016 and 2015. For detailed financial information, see the audited Financial Statements included in this report.

	Year End June 30	Year End June 30
	2016	2015
Balance Sheet Data:

Cash	$8,977	33,162
Total assets	$25,699	53,960
Total liabilities	$5,000	330

Retained earnings (accumulated deficit)	$(32,751)	180

Operating Data:

Revenue	$30,875	43,080
Cost of revenue	$12,000	400
Operating expenses	$51,806	55,692
Income tax expense (benefit)	$-	(1,952)
Net income (loss)	$(32,931)	(11,060)

Green Meadow Products, Inc. ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company initially acquired a product for trucking fleets which it sold at a loss in order to focus on the pet product business. The Company now operates  in the pet natural health supplement and related fields ; with a focus on natural pet Green Meadow PR formulas and pet pain preventative products. We believe we will be able to successfully compete in today's natural supplement and related fields industry by controlling production costs and by limiting our distribution expenses using, primarily, online marketing tools to promote our products.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

For the year ended June 30, 2015 and June 30, 2016, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For The Year Ended June 30, 2015 Compared To The Year Ended June 30, 2016.

Revenue

For the year ended June 30, 2015, we recognized revenues of $43,080 compared with $30,875 of revenue for the year ended June 30, 2016. During the year ended June 30, 2015 we recognized $3,080 in sales of Petaprin, the pain relief product for dogs, and  $40,000 from the sale of sub license agreements of our Green Meadow PR formula which included $30,000 in sales of sub licensing rights to Eastwinds Holding Corp. and $10,000 of sublicensing rights to Wholesale 4 You, Inc., compared to year ended June 30, 2016 $9,875 in sales of Petaprin, the pain relief product for dogs and $15,000 from the sale of certain of our licensing and distribution rights for our Green Meadow PR formula for dogs. This included $10,000 in sales of sub licensing rights to Mountain High Products, Inc., $5,000 in sales of sub licensing rights to Wholesale 4 You, Inc. and a commercial video consulting service of $6,000 from Collective Media.

Cost of Sales

For the year ended June 30, 2015, we recognized cost of goods of $400 relating to the Petaprin product which we sold for $3,080 in the period (as we were able to source a cheaper vendor for the product who was discontinuing the product line); compared to June 30, 2016 where we recognized cost of goods sold of $7,000 relating to the dog treats which we sold for $9,875 in the period and the assistance in video production for $5,000. The increase in cost of goods was attributable to the cost of manufacturing of the dog treats and the video which was produced during the year.

Gross Profit

For the year ended June 30, 2015, we recognized a gross profit of $42,680 compared with a gross profit of $18,875 for the year ended June 30, 2016, a decrease of $23,805. The decrease in gross profits is due to a decrease in sales of licensing agreements for the year end June 30, 2016 and an increase in costs.

Operating Expenses

For the year ended June 30, 2015, we incurred total operating expenses of $55,692 before tax compared to the year ended June 30, 2016 we incurred total operating expenses of $51,806 before tax, a decrease of $3,886. During the twelve months ended June 30, 2015, we incurred professional fees of $35,750 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $3,413, remuneration of $6,000, which was paid to our president, Stanley Windhorn, marketing expenses of $10,000; and general and administrative costs of $529. By comparison, during the year end June 30, 2016, our operating expenses comprised marketing expense of $6,000 for promotional costs associated with sales of our Green Meadow PR formula, licensing rights and Petaprin product, amortization of $4,076 and professional fees of $29,825, and consulting fees of $11,000 and General and administrative expense of $905.

Income Tax

During the year ended June 30, 2015, we recognized a tax credit of $1,952 relating to the tax losses incurred in the year compared to no tax credit during the year ended June 30, 2016.

Net Income (Loss)

During the year ended June 30, 2015, we incurred a net loss of $11,060 compared to a net loss of $32,931 during the year ended June 30, 2016 due to the factors discussed above.

Liquidity and Capital Resources

For Year Ended June 30, 2015 Compared To Year Ended June 30, 2016.

As of June 30, 2015, the Company had cash on hand of $33,162, total assets of $53,960, total liabilities of $330 and stockholders' equity of $53,630 compared to June 30, 2016, when the Company had cash on hand of $8,977, total assets of $25,699, total liabilities of $5,000 and stockholders' equity of $20,699.

The change in shareholders' equity at the year ended June 30, 2016 was largely attributable to operating losses incurred in the period.

Operating Activities

During the year ended June 30, 2015, we used $(9,301) cash in operating activities compared to $(24,185) cash used in operating activities during the year ended June 30, 2016. During the year ended June 30, 2015, we incurred a loss of $11,060, of which $3,413 related to noncash amortization, increased our balance of accounts payable by $298 and reduced the balance of income tax payable by $1,952. By comparison during the year ended June 30, 2016 we incurred a loss of $32,931 of which $4,076 related to noncash amortization expense, decreased our income tax payable by $32 and increased our balance of accounts payable by $4,702.

Investing Activities

For the year ended June 30, 2015 we invested $5,000 towards the continued development of our website and the purchase of intellectual property consisting of a formula for stress relief for dogs for $250.

Financing Activities

During the year ended June 30, 2016 and 2015, we neither generated nor used any funds in financing activities.

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

Related parties

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 through the date of the issuance of this From 10K.

Plan of Operation

Product Development

Our future plan is to research the incorporation of our Green Meadow PR formula and our stress relief formula for dogs into a bite size bar which would have a flavor appealing to dogs. The bar will be like a “treat” for dogs. We are also researching the incorporation of a flavor into the pain relief tablets and stress relief tablets that dogs would find appealing to eat. We have found that our current pain relief product is typically broken up into a dog’s food as dogs do not generally like the taste of the tablet without food. Thus the ongoing research into finding an optimum way in which a flavor could be incorporated into a bar and tablet appealing to dogs.

Cost for research and development of the Green Meadow PR formula and stress relief formula into bars or flavored tablets have not yet been determined. We believe that we will have to raise additional capital either through debt or equity financing in order to accomplish our goals. As of June 30, 2016 we have not yet discussed financing with any source for either debt or equity financing.

We are also considering the acquisition or the possibility of a joint venture with a Company with other “green” (green meaning environmentally friendly) products both within the pet industry and outside of the pet industry. As we have limited capital any acquisitions would possibly be done through the use of our common stock or possibly through a preferred class of stock (which has of this date not been approved or created by the board of Directors). At the year ended June 30, 2016 we have not entered into any negotiations or letter of intents with and targeted acquisitions or joint venture prospects.

Marketing and Sales efforts:

Our marketing efforts will primarily be related to seeking optimum methods for selling our bars and tablets once the flavors are optimized for the bars.

We plan on optimizing Search Engine Optimization ("SEO") work and internet marketing, and subsequently believe sales will be initially supported through our website. We also plan on engaging a call center for developing interest in our products by pet stores and veterinarians. We have not yet begun either stage of marketing. We believe that once our bars are finalized for the Green Meadow PR formula and stress relief formula and\or our flavored tablets are finalized we will be in a position to launch our marketing campaign. We also believe that we will need to initially seek equity or debt financing to accomplish our marketing goals. We anticipate initiating test sales of our bars in the quarter ending December 31, 2016.

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

 AUDITED FINANCIAL STATEMENTS

GREEN MEADOW PRODUCTS, INC.

TABLE OF CONTENTS

For the Years Ended June 30, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Green Meadow Products, Inc.

Boulder City, Nevada

We have audited the accompanying balance sheet Green Meadow Products, Inc. as of June 30, 2016 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the year ended June 30, 2016. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Meadow Products, Inc. as of June 30, 2016 and the results of its operations and cash flows for the year ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

September 27, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Green Meadow Products, Inc.

3481 E. Sunset Rd. Ste. 100

Las Vegas, NV 89120

We have audited the accompanying balance sheet of Green Meadow Products, Inc. as of June 30, 2015 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Meadow Products, Inc. as of June 30, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Cutler & Co. LLC

Wheat Ridge, Colorado

October 14, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033~Phone 303-968-3281~Fax 303-456-7488~www.cutlercpas.com

F-1a

GREEN MEADOW PRODUCTS, INC.

BALANCE SHEETS

	June 30, 2016		June 30, 2015

Assets

Current Assets
Cash	$8,977	$	$33,162
Total Current Assets	8,977		33,162

Other Assets
Web development costs, net of accumulated amortization of $5,500 and $2,500 respectively.	9,500		12,500
Other intangible assets, net of accumulated amortization of $3,528 and $2,452 respectively.	7,222		8,298

Total Assets	25,699		$53,960

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$5,000		$298
Income tax payable	-		32
Total Current Liabilities	5,000		330

Total Liabilities	5,000		330
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding	52,945		52,945
Additional paid-in-capital	505		505
Retained earnings (accumulated deficit)	(32,751)		180
Total Stockholders' Equity	20,699		53,630

Total Liabilities and Stockholders' Equity	$25,699		$53,960

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

STATEMENTS OF OPERATIONS

	Year ended	Year ended
	June 30, 2016	June 30, 2015

Revenue
Sub license and service agreements	$15,000	$40,000
Pet products	15,875	3,080
Total Revenue	30,875	43,080

Cost of goods sold	12,000	400

Gross profit	18,875	42,680

Operating Expenses
Professional fees	29,825	35,750
Advertising and marketing	6,000	10,000
Amortization	4,076	3,413
Consulting	11,000	-
General & administrative	905	529
Director’s remuneration	-	6,000
Total Operating Expenses	51,806	55,692

Income (loss) before taxes	(32,931)	(13,012)

Income tax expense (benefit)	-	(1,952)

Net Income (loss)	$(32,931))	$(11,060))

Income (loss) Basic and Diluted	$(0.00) *	$(0.00)*

Weighted Average of Common Shares Outstanding - Basic and Diluted	52,944,500	52,944,500

 * denotes income or (loss) of less than $0.01 per share

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock Number of Shares (1)	Amount (1)	Additional Paid in Capital (1)	Accumulated Earnings (Deficit)	Total
Balance, June 30, 2013	51,338,000	$51,338	$(20,838)	$(13,898)	16,602

Stock issued for cash consideration	556,500	557	7,393	—	7,950

Stock issued for services	1,050,000	1,050	13,950	—	15,000

Net income for the year ended June 30, 2014	—	—	—	25,138	25,138

Balance, June 30, 2014	52,944,500	$52,945	$505	$11,240	$64,690

Net loss for the year ended June 30, 2015	—	—	—	(11,060)	(11,060)

Balance, June 30, 2015	52,944,500	$52,945	$505	$180	$53,630
Net loss for the year ended June 30, 2016	—	—	—	(32,931)	(32,931)
Balance, June 30, 2016	52,944,500	$52,945	$505	$(32,751)	$20,699

(1) As retrospectively restated for the 1:7 forward split completed effective June 1, 2015.

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2016	June 30, 2015

Cash Flows from Operating Activities
Net income (loss)	$(32,931)	$(11,060)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	4,076	3,413
Stock for services	—
Changes in operating assets and liabilities
Inventory	—
Accounts payable	4,702	298
Income tax Benefit	(32)	(1,952)

Net Cash Provided by (Used in) Operating Activities-continuing operations	(24,185)	(9,301)

Net Cash Provided by (Used in) Operating Activities-Discontinued operations	—

Net Cash Provided by (Used in) Operating Activities	(24,185)	(9,301)

Cash Flows from Investing Activities
Website development costs	-	(5,000)
Purchase of intellectual property	-	(250)
Net Cash used in Investing Activities	-	(5,250)

Cash Flows from Financing Activities
Proceeds for the sale of common stock	—

Net Cash Provided by Financing Activities	—

Increase (decrease) in Cash	(24,185)	(14,551)

Cash at Beginning of Year	33,162	47,713

Cash at End of Year	$8,977	$33,162

Supplemental disclosure
Cash paid for Interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to audited financial statements.

GREEN MEADOW PRODUCTS, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

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

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2016 or 2015.

CUSTOMER AND PURCHASE CONCENTRATION

During the years ended June 30, 2016 and 2015, the following customers represented more than 10% of the Company’s sales:

	June 30, 2016		June 30, 2015
	$	%	$	%
Total licensing revenue	15,000	48.6	40,000	93
Total product revenue *	15,875	51.4	3,080	7
Total revenue	30,875	100	43,080	100

Total licensing revenue
Customer A	5,000	16.1	10,000	23
Customer B	—	—	30,000	70
Customer C	10,000	32.5	—	—
Customer D			—	—
Customer E			—	—

Concentration total	15,000	48.6	40,000	93

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

The recorded amounts of financial instruments, comprising cash, accounts payable and income tax payable, approximate their market values as of June 30, 2016 due to the short term maturities of these financial instruments.

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

OTHER INTANGIBLE ASSETS

Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. As of June 30, 2106 and 2015 our intangible asset related to the purchase of our Green Meadow PR formula for natural pain relief  for animals and is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

For the years ended June 30, 2016 and 2015, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising and marketing expense of $6,000 during the year ended June 30, 2016 and $10,000 in the year ended 2015.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the years ended June 30, 2016 or 2015.

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

Note 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2016 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 –LICENSING AND SERVICE AGREEMENTS

On September 18, 2014, we entered into a contract with Eastwinds Holding Corporation ("EWH") for the non-exclusive sub licensing rights to manufacture and sell our Green Meadow PR formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done. We have no further obligations under the contract. Accordingly we have recognized in full the $15,000 received from the sale of these licensing rights as revenue during the period. The rights have no duration or termination constraints. In a separate agreement dated October 20, 2014 with Eastwinds Holding corporation we entered into a service agreement for $15,000 to assist East Winds Holding corporation in the manufacturing process for the Green Meadow PR formula which had previously been license to East winds Holding Corporation.

On June 10, 2015, we signed a contract with Wholesale 4 You, Inc. ("Wholesale") whereby Wholesale acquired the exclusive licensing rights to manufacture and sell our stress relief relief product for the sum of $10,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of our Green Meadow Stress Relief formula upon acceptance of the contract and upon receipt of the $10,000 payment, which we have done. We have no further obligations under the contract. Accordingly we have recognized in full the $10,000 received from the sale of these licensing rights as revenue during the period. On September 15, 2015 we entered into a service agreement for $5,000 with Wholesale 4 You, Inc. to assist with the marketing of the stress relief product previously acquired from us.

On December 17, 2015 we were paid $10,000 by Mountain High Products, Inc., which was comprised of the assistance of sales of certain of our licensing rights and distribution rights for our pain relief formula for dogs in conjunction with  Mountain High Products, Inc.(“MH”) We amended an original contract dated March 28, 2014 with Mountain High Products on November 24, 2015 which allowed us to be paid by MH for assisting in international sales. As such we were paid a $10,000 fee for our assistance.

 Note 5 - RELATED PARTY TRANSACTIONS

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

Note 6 - INCOME TAXES

 The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	June 30, 2016	June 30, 2015
	%	%
Income tax provision at the federal statutory rate	15	15
Effect of operating losses	(15)	-
	-	15

Changes in the cumulative net deferred tax assets consist of the following:

	June 30, 2016	June 30, 2015

Net operating loss carry forward	$4,940	$-
Valuation allowance	(4,940)	-
	$-	$-

A reconciliation of income taxes computed at the statutory rate of 15% is as follows:

	June 30, 2016	June 30, 2015

Tax Benefit at statutory rate	$4,940	$1952
Change in Valuation allowance	(4,940)	-
	$-	$1,952

During the year ended June 30, 2015, we recognized a tax credit of $1,952 relating to the tax losses incurred in the year compared to no tax credit during the year ended June 30, 2016.

Note 7 - COMMITMENTS AND CONTINGENCIES

Contractual obligation

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

We did not enter into any long term contractual obligations during the years ended June 30, 2016 or 2015.

Litigation

We were not subject to any legal proceedings during the years ended June 30, 2016 or 2015 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 8 - COMMON STOCK

The Company is authorized to issue seventy five million shares of common stock with $0.001 par value.

The Company authorized a share split on June 1, 2015 whereby seven shares (7) of the Company’s common shares were issued for every one (1) share issued and outstanding resulting in 52,944,500 shares of common stock issued and outstanding at June 30, 2015. All numbers for shares of common stock disclosed as issued and outstanding in these financial statements have been retrospectively restated to reflect the impact of this forward split.

No shares of common stock were issued during the twelve months ended June 30, 2016 and 2015.

As of June 30, 2016 and 2015, there were 52,944,500 shares of common stock issued and outstanding.

Note 9 – SUBSEQUENT EVENTS

Management has reviewed events between June 30, 2016 to the date that the financials were issued, and there were no significant events identified for disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with Accountants.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of June 30, 2016, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation

Summary Compensation  Table

		Salary	Bonus	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Stanley Windhorn President,	2015	6,000	–	–	–	6,000
Chief Executive Officer and Director	2016	–	–	–	–	–

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through June 30, 2016.

Compensation of Officers and Directors

We did not accrue or pay any salaries during the year ended June 30, 2016. We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supercedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The company has not incurred any salary under this new agreement during the year ended June 30, 2016.

Employment Agreements

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supercedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2016, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;
-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;
-	Each director;
-	Each named executive officer; and
-	All directors and officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of June 30, 2015 and June 30, 2016, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Stanley Windhorn – CEO and Operating Manager	49,700,000*	94%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the Company's fiscal year ended June 30, 2015 and 2016, we were billed approximately $9,500 and $7,500 by Cutler and Co. LLC, and $3,000 in 2016 by Prichett, Siler & Hardy for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company's fiscal year ended June 30, 2015 and 2016, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company's fiscal years ended June 30, 2015 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2015 and 2016.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No. Description

31	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .#

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN MEADOW PRODUCTS, INC

Dated: September 28, 2016	By:	/s/ Stan Windhorn
Stan Windhorn,
President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/S/ Stan Windhorn Stan Windhorn	Director, President, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	September 28, 2016