Form 10-Q
period 2016-09-30
Green Meadow Products, Inc.
filed 2016-11-08
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

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
 Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2016
Common Stock, $0.001 par value per share	52,944,500

GREEN MEADOW PRODUCTS, INC.
TABLE OF CONTENTS

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
GREEN MEADOW PRODUCTS, INC.
TABLE OF CONTENTS

September 30, 2016

GREEN MEADOW PRODUCTS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	June 30, 2016

Assets
Current Assets
Cash	$3,474	$8,977
Accounts Receivable	7,100	-
Total Current Assets	10,574	8,977

Other Assets
Web development costs, net of accumulated amortization of $6,250 and $5,500 respectively.	8,750	9,500
Other intangible assets, net of accumulated amortization of $3,797 and $3,528 respectively.	6,953	7,222

Total Assets	$26,277	$25,699

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$7,500	$5,000

Total Current Liabilities	7,500	5,000

Total Liabilities	7,500	5.000
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding	52,945	52,945
Additional paid-in-capital	505	505
Accumulated Earnings (deficit)	(34,673)	(32,751)
Total Stockholders' Equity	18,777	20,699

Total Liabilities and Stockholders' Equity	$26,277	$25,699

See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015

Revenue
Sub license agreements	$7,100	$5,000
Pet products		3,360
Total Revenue	7,100	8,360

Cost of goods sold	-	2,000

Gross Profit	7,100	6,360

Operating Expenses
Professional fees	8,000	5,898
Amortization	1,019	1,019
General and Administrative	3	251
Consulting		5,000
Total Operating Expenses	9,022	12,168

Income (Loss) before taxes	(1,922)	(5,808)

Income tax expense (benefit)	-	(871)

Net Income (loss)	$(1,922)	$(4,937)

Income (Loss) Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average of Common Shares Outstanding - Basic and Diluted	52,944,500	52,944,500

 * denotes income or (loss) of less than $0.01 per share
See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities
Net income (loss)	$(1,922)	$(4,937)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	1,019	1,019
Accounts Payable	2,500
Accounts Receivable	(7,100)
Changes in operating assets and liabilities
Income tax payable (benefit)	-	(871)
Net Cash Provided by (Used in) Operating Activities-	(5,503)	(4,789)

Cash Flows from Investing Activities
Film Equipment
Website development costs	-
Paid in Capital
Net Cash used in Investing Activities	-

Increase/Decrease in Cash	(5,503)	(4,789)

Cash at Beginning of Period	8,977	33,162

Cash at End of Period	$3,474	$28,373

Supplemental disclosure
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2016 AND JUNE 30, 2016 AND
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2016 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June30, 2016.

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

CUSTOMER AND PURCHASE CONCENTRATION

During the quarter ended September 30, 2016 we had $7,100 in sales to Sandstone Enterprises for a sub license agreement for a dog treat formula which equates to 100% of sales for the quarter. During the quarter ended September 30, 2015 we had $5,000 in sales to one customer for licensing rights which equates to 60% of sales for the quarter, and swap meet sales for $3,360 which equates to 40% of sales for the quarter.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters ended September 30, 2016 or 2015.

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

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our Paw Pal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon the completion of delivery of the license agreement and invoice to the customer and/or receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

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

Note 3– GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at September 30, 2016 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

For the three month period ended September 30, 2016, we did not recognize a tax expense.

For the three month period ended September 30, 2015, we recognized a tax credit of $871 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year. .

Note 5 – SUBSEQUENT EVENTS

Management has reviewed events between September 30, 2016 to the date that the financials were issued, and there were no significant events identified for disclosure.

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

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our Paw Pal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon the completion of delivery of the license agreement and invoice to the customer and/or receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the year ended June 30, 2016 and the three month period ended September 30, 2016, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For The Three Months Ended September 30, 2016 Compared To The Three Months Ended September 30, 2015.

Revenue

During the quarter ended September 30, 2016 we had $7,100 in sales to Sandstone Enterprises for a sub license agreement for a dog treat formula which equates to 100% of sales for the quarter.

During the quarter ended September 30, 2015 we had $5,000 in sales to one customer for licensing rights which equates to 60% of sales for the quarter, and swap meet sales for $3,360 which equates to 40% of sales for the quarter.

Cost of Sales

For the three month period ended September 30, 2016, we had no cost of goods.

For the three month period ended September 30, 2015, we recognized cost of goods of $2,000 relating to the dog treats which we sold as a market test at a street fair in the period.

Gross Profit

For the three month period ended September 30, 2016, we recognized a gross profit of $7,100 from sale of a sub license agreement for a dog treat formula.

For the three month period ended September 30, 2015, we had a gross profit of $6,360 from the sale of certain licensing rights and sale of dog treat products.

Operating Expenses

For the three month period ended September 30, 2016, we incurred total operating expenses of $9,022 consisting of professional fees of $8,000 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $0 and general and administrative fees of $3.

For the three month period ended September 30, 2015, we incurred total operating expenses of $12,168 consisting of professional fees of $5,898 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $5,000 and general and administrative fees of $251.

Income Tax

For the three month period ended September 30, 2016, we did not recognize a tax expense.

For the three month period ended September 30, 2015, we recognized a tax credit of $871 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year. .

Net Income (Loss)

For the three month period ended September 30, 2016, we recognized a net loss of $(1,922) due to the factors discussed above.

For the three month period ended September 30, 2015, we incurred a net loss of $(4,937) due to the factors discussed above.

Liquidity and Capital Resources

For The Three Months Ended September 30, 2016 Compared To The Year Ended June 30, 2016 And The Three Months Ended September 30, 2015.

As at September 30, 2016, the Company had cash on hand of $3,474, total assets of $26,277, total liabilities of $7,500 and stockholders' equity of $18,777 as compared to September 30, 2015, where the Company had cash on hand of $28,372, total assets of $49,023, total liabilities of $330 and stockholders' equity of $48,693.

As at June 30, 2016, the Company had cash on hand of $8,977, total assets of $25,699, total liabilities of $5,000 and stockholders' equity of $20,699. The change in shareholders' equity in the three months ended September 30, 2016 was largely attributable to operating loss incurred in the period.

Operating Activities

For the three month period ended September 30, 2016, we used $(5,503) cash in operating activities compared to $(4,789) in cash from operating activities for the three months ended September 30, 2015.

During the three months ended September 30, 2016, we incurred a loss of $(1,922) which was reduced for cash flow purposes by $1,019 in non-cash expenses reduced further by a net increase in working capital liabilities of $(4,600). By comparison, during the three months ended September 30, 2015, we incurred a loss of $(4,937) which was reduced for cash flow purposes by $1,019 in non-cash expenses and increased by income tax benefit of $(871).

Investing Activities

For the three month period ended September 30, 2016 we had no investing activities.

Financing Activities

During the three months ended September 30, 2016 and 2015 we neither generated nor used any funds in financing activities.

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

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's September 30, 2016 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of September 30, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and three month periods ended September 30, 2016 or 2015 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended September 30, 2016.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and three months ended September 30, 2016.

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

Dated: November 12 , 2016	GREEN MEADOW PRODUCTS, INC.

	By:	/s/ Stanley Windhorn
Stanley Windhorn,
Chief Executive Officer