Form 10-Q
period 2016-12-31
Green Meadow Products, Inc.
filed 2017-02-08
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016

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
702-682-8350
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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at December 31, 2016
Common Stock, $0.001 par value per share	52,944,500

GREEN MEADOW PRODUCTS, INC.
TABLE OF CONTENTS

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
GREEN MEADOW PRODUCTS, INC.
TABLE OF CONTENTS
December 31, 2016

Condensed Unaudited Financial Statements
Balance Sheet as of December 31, 2016 and June 30, 2016 (unaudited)	3
Statements of Operations for the three months and six months ended December 31, 2016 and 2015 (unaudited)	4
Statements of Cash Flows for the six months ended December 31, 2016 and 2015(unaudited)	5
Notes to the Unaudited Condensed Financial Statements	6

GREEN MEADOW PRODUCTS, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
	December 31, 2016	June 30, 2016

Assets
Current Assets
Cash	$1,052	$8,977
Accounts Receivable	6,100	-
Total Current Assets	7,152	8,977

Other Assets
Web development costs, net of amortization of $7,000 and $5,500 respectively	8000	9,500
Other intangible assets, net of amortization of $4,066 and $3,528 respectively	6,684	7,222

Total Assets	$21,836	$25,699

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$-	$5,000
	-
Total Current Liabilities	-	5,000

Total Liabilities	-	5,000
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding	52,945	52,945
Additional paid-in-capital	505	505
Accumulated Earnings (deficit)	(31,614)	(32,751)
Total Stockholders' Equity	21,836	20,699

Total Liabilities and Stockholders' Equity	$21,836	$25,699

See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended December 31			Six Months Ended December 31
	2016		2015	2016		2015
Revenue
Pet Products						3,360
Sub license agreements	$5,100		$10,000	$12,200		$15,000
Total Revenue	5,100		10,000	12,200		18,360

Cost of goods sold	-		-	-		2,000

Gross Profit	5,100		10,000	12,200		16,360

Operating Expenses
Professional fees	1,022		18,499	9,022		29,397
Amortization	1,019		1,019	2,038		2,038
Generaland Administrative	-		530	3		781
Total Operating Expenses	2,041		20,048	11,063		32,216

Income (loss) before income taxes	3,059		(10,048)	1,137		(15,856)

Income taxes (benefit)	-		(1,507)			(2,378)

Net Income (loss)	$3,059		$(8,541)	$1,137		$(13,478)

Basic and Diluted Income (Loss) Per Share from operations	0.00	*	(0.00)*	0.00	*	(0.00)*

Weighted Average of Common Shares Outstanding basic and diluted	52,944,500		52,944,500	52,944,500		52,944,500

 * denotes loss of less than $0.01 per share
See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31, 2016	Six Months Ended December 31, 2015

Cash Flows from Operating Activities
Net income (loss)	$1,137	$(13,478)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization	2,038	2,038
Accounts Payable	(5,000)	(298)
Accounts Receivable	(6,100)	-
Changes in operating assets and liabilities
Income tax payable (benefit)	-	(2,378)
Net Cash Used in Operating Activities-	(7,925)	(14,116)

Cash Flows from Investing Activities	-	-
Net Cash used in Investing Activities	-	-

Decrease in Cash	(7,925)	(14,116)

Cash at Beginning of Period	8,977	33,162

Cash at End of Period	$1,052	$19,046

Supplemental disclosure
Cash paid for Interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016 AND JUNE 30, 2016 AND FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2016 AND 2015

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2017 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

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

CUSTOMER AND PURCHASE CONCENTRATION

During the three months quarter ended December 31, 2016 we had a sales of sub license agreement for $5,100. During the three months quarter ended December 31, 2015 we had a referral fee for sub license agreement of the Green Meadow Pain Formula of $10,000 which accounted for 100% of our revenue;  During the six months ended December 31, 2016 we had sales of $12,200 from two customers which equates to 100% of sales; During the six months ended December 31, 2015 we had sales of $18,360 from three customers; one customer for $10,000 which equates to 55% of sales, one customer for $5,000 which equates to 27% of sales and one for $3,360 which equates to 18% of sales.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters ended December 31, 2016 or 2015.

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

Note 3– GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2016 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

For the three month and six month period ended December 31, 2016, we did not recognize a tax expense, due to utilization of net operating loss carryforwards..

Note 5 – SUBSEQUENT EVENTS

Management has reviewed events between December 31, 2016 to the date that the financials were issued, and there were no significant events identified for disclosure.

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

For the year ended June 30, 2016 and the six month period ended December 31, 2016, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For The Three Months And Six Months Ended December 31, 2016 Compared To The Three Months And Six Months Ended December 31, 2015

Revenue

For the three month period ended December 31, 2016, we had $5,100 in revenues derived from the sale of a sub license agreement to Mountain High Products, Inc. for a dog treat formulation containing pain relief ingredients, and for the six month period ended December 31, 2016 we had gross revenues of $12,200 derived from the sale of a sub license agreement to Sandstone Enterprises in the amount of $7,100 and  Mountain High Products, Inc. in the amount of $5,100 for a dog treat formulation containing pain relief ingredients.

For the three month period ended December 31, 2015, we recognized revenues of $10,000, which was comprised of the assistance of sales of certain of our licensing rights and distribution rights for our pain relief formula for dogs in conjunction with Mountain High Products, Inc.("MH") We amended an original contract dated March 28, 2014 with Mountain High Products on November 24, 2015 which allowed us to be paid by MH for assisting in international sales. As such we were paid a $10,000 fee for our assistance. For the six month period ended December 31, 2015 we recognized revenues of $18,360 which were comprised of $8,360 in sales of dog treats at a market test from a street fair, and licensing rights to Wholesale 4 You, Inc. for our stress relief formula and $10,000 form fees from Mountain High Products, Inc..

Cost of Sales

For the three month and six period ended December 31, 2016, we had no cost of goods.

For the three month period ended December 31, 2015, we had no cost of goods and for the six month period ended December 31, 2015 we recognized cost of goods of $2,000 relating to the dog treats which we sold as a market test at a street fair in the period.

Gross Profit

For the three month period ended December 31, 2016, we recognized profit of $5,100 and for the six month period ended December 31, 2016 we recognized a gross profit of $12,200.

For the three month period ended December 31, 2015, we recognized a gross profit of $10,000 from the assistance in international sales from Mountain High Products due to the factors discussed above and the licensing rights for our stress relief formula and for the six month period ended December 31, 2015 we recognized a gross profit of $16,360 due to the factors discussed above.

Operating Expenses

For the three month period ended December 31, 2016, we incurred total operating expenses of $2,041 consisting of professional fees of $1,022 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $0 and general and administrative fees of $0.  For the six month period ended December 31, 2016, we incurred total operating expenses of $11,063 consisting of professional fees of $9,022 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $2,038, and general & administrative fees of $3.

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

Income Tax

For the three month and six month period ended December 31, 2016, we did not recognize a tax expense.

For the three month period ended December 31, 2015, we recognized a tax credit of $1,507 and for the six month period ended December 31, 2015 we recognized a tax credit of $2,378 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year. .

Net Income (Loss)

For the three month period ended December 31, 2016, we incurred a net profit of $3,059 due to the factors discussed above and for the six month period ended December 31, 2016 we incurred a net profit of $1,137 due to the factors discussed above.

For the three month period ended December 31, 2015, we incurred a net loss of $8,541 due to the factors discussed above and for the six month period ended December 31, 2015, we incurred a net loss of $13,478 due to the factors discussed above.

Liquidity and Capital Resources

For The Six Months Ended December 31, 2016 Compared To The Year Ended June 30, 2016.

As at December 31, 2016, the Company had cash on hand of $1,052, total assets of $21,836, total liabilities of $0 and stockholders' equity of $21,836.

As at June 30, 2016, the Company had cash on hand of $8,977, total assets of $25,699, total liabilities of $5,000 and stockholders' equity of $20,699. The change in shareholders' equity in the six months ended December 31, 2016 was largely attributable to operating loss incurred in the period.

Operating Activities

For the six month period ended December 31, 2016, we used $7,925 cash in operating activities compared to $14,116 in cash from operating activities in the six months ended December 31, 2015.

During the six months ended December 31, 2016, we incurred a net profit of $1,137, amortization expense of $2,038 a decrease in accounts payable of $5,000 and a change in tax payable/receivable of $(6,100).

During the six months ended December 31, 2015, we incurred a loss of $13,478, amortization expense of $2,038 a decrease in accounts payable of $298 and a change in tax payable/receivable of $(2,378).

Investing Activities

For the six month period  December 31, 2016 and 2015 we had $0 invested.

Financing Activities

During the six months ended December 31, 2016 and 2015 we neither generated nor used any funds in financing activities.

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

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's December 31, 2016 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of December 31, 2016. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and three month periods ended December 31, 2016 or 2015 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended December 31, 2016.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and three months ended December 31, 2016 and 2015.

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

Dated: February 7, 2017	GREEN MEADOW PRODUCTS, INC.

	By:	/s/ Stanley Windhorn
Stanley Windhorn,
Chief Executive Officer