Form 10-Q
period 2017-03-31
Green Meadow Products, Inc.
filed 2017-05-05
CIK 1557340

10-QUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 10, 2017
Common Stock, $0.001 par value per share	52,944,500

GREEN MEADOW PRODUCTS, INC.
TABLE OF CONTENTS

GREEN MEADOW PRODUCTS, INC.
 CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,2017	June 30,2016
Assets

Current Assets
Cash	$1,974	$8,977
Accounts Receivable	12,100	-
Total Current Assets	14,074	8,977

Other Assets
Web development costs, net of amortization of $7,750 and $5,500 respectively.	7,250	9,500
Other intangible assets, net of amortization of $4,335 and $3,528 respectively.	6,415	7,222

Total Assets	$27,739	$25,699

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	$7,000	$5,000
Total Current Liabilities	7,000	5,000

Total Liabilities	7,000	5,000

Commitments and Contingencies

Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 –shares issued and outstanding at March 31, 2017 and June 30, 2016	52,945	52,945
Additional paid-in-capital	505	505
Accumulated Earnings (Deficit)	(32,711)	(32,751)
Total Stockholders' Equity	20,739	20,699

Total Liabilities and Stockholders' Equity	$27,739	$25,699

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2017	2016	2017		2016
Revenue
Sub license agreements	$-	$-	$12,200		$15,000
Sales	12,000	6,000	12,000		9,360
Total Revenue	12,000	6,000	24,200		24,360

Cost of Goods Sold
Cost of goods	7,000	-	7,000		2,000
Total cost of Goods Sold	7,000	-	7,000		2,000

Gross Profit	5,000	6,000	17,200		22,360

Operating Expenses
Professional fees	-	9,331	9,022		27,728
Amortization	1,019	1,019	3,057		3,057
Advertising	4,500	-	4,500
Consulting	-	-	-		11,000
Marketing-Video Expense	575	5,000	575		5,000
Other fees	3	3	6		784
Total Operating Expenses	6,097	15,353	17,160		47,569

Income (loss) before income taxes	(1,097)	(9,353)	40		(25,209)

Income taxes	-	(1,403)	-		(3,781)

Net Income (loss)	$(1,097)	$(7,950)	$40		$(21,428)
Basic and Diluted Income (Loss) Per Share	$(0.00)*	$(0.00)*	$(0.00	)*	$(0.00)*
Weighted Average of Common Shares Outstanding basic and diluted	52,944,500	52,944,500	52,944,500		52,944,500

 * denotes income or (loss) of less than $.01 per share.

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
CONDENSED STATEMENT OF CASH FLOWS
 (Unaudited)

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Cash Flows from Operating Activities
Net Income (loss)	$40	$(21,428)

Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	3,057	3,057
Changes in operating assets and liabilities
Accounts receivable	(12,100)	—
Accounts payable	2,000	(298)
Income tax payable	—	(3,781)
Net Cash Provided by (used in) Operating Activities	(7,003)	(22,450)

Cash Flows from Investing Activities
Website development costs	—	—
Net Cash used in Investing Activities	—	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Net Cash Provided by (Used in) Financing Activities	—	—

Increase (decrease) in Cash	(7,003)	(22,450)

Cash at Beginning of Period	8,977	33,162

Cash at End of Period	$1,974	$10,712

Supplemental disclosure
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to condensed unaudited financial statements.

GREEN MEADOW PRODUCTS, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS AS OF MARCH 31, 2017
AND JUNE 30, 2016 AND FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016

Note 1 – NATURE OF OPERATIONS

Green Meadow Products, Inc. ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012. The Company's goal from the outset was to establish itself as a "Green" Company where our focus would be on products that were environmentally friendly.

Our current focus is on the sales of licensing rights to our Green Meadow PR formula and the manufacturing and sales of our Green Meadow PR formula, both of which are organic products, as well as the manufacturing and sales of our PawPal product and our recently acquired stress relief formula. We have also tested and sold organic dog treats which contain our pain relief formula and are currently seeking funding sources for the manufacturing of the dog treats as well as our pain relief product for dogs.

In the three months ended March 31, 2017 we made a decision to review additional potential products for marketing and distribution in what we consider to be the "Green Sector" or "environmentally friendly". As a result we acquired seven Optec Fuel maximizer devices for vehicles in March of 2017 for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. The Optec Fuel maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities. Should the Company's testing of the devices prove to meet the claims of the manufacturer we may enter into future discussions with Optec for potential licensing rights for the devices. (For further information on Optec Products acquired-www.optecmpg.com)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and nine-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year ending June 30, 2017 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2016.

RECLASSIFICATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

CUSTOMER AND PURCHASE CONCENTRATION

During the quarter ended March 31, 2017 we had sales of Optec Products of $12,000 on March 10, 2017 with 60 day terms which accounted for 100% of our revenue of which $1,000 was paid in March. During the nine months ended March 31, 2017 we had sales of Optec Products of $12,000 which accounted for 49% of our revenue and sub license agreements of $12,200 which accounted for 51% of our revenue;

During the quarter ended March 31, 2016 we charged a fee for assisting with a video for pain relief for dogs of $6,000 which accounted for 100% of our revenue; During the nine months ended March 31, 2016 we had sales of $24,360 from three customers: $10,000 from Mountain High for sales of our dog treat formula, which equates to 40% of sales; $5,000 from Wholesale for you for purchase of pain relief products for dogs, which equates to 21% of sales; $3,360 in Swap Meet sales of Petaprin the pain relief product for dogs which equates to 14% of sales and $6,000 for a fee for assisting with a video for pain relief for dogs which equates to 25% of sales.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters ended March 31, 2017 or 2016.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Note 3– GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at March 31, 2017 the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 4 – REVENUE RECOGNITION

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

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our Paw Pal product and our pain relief products. In the three months ended March 31, 2017 we acquired 7 Optec Fuel maximizer devices for vehicles for testing and for resale. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the year ended June 30, 2016 and the nine period ended March 31, 2017, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Note 5 - INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

For the three month and nine month periods ended March 31, 2017, we did not recognize a tax expense, due to utilization of net operating loss carryforwards.

Note 6 – SUBSEQUENT EVENTS

Management has reviewed events between March 31, 2017 to the date that the financials were issued, and there were no significant events identified for disclosure.

ITEM 2. Management's discussion and analysis of financial condition and results of operations

GENERAL

Green Meadow Products, Inc. ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company's goal from the outset was to establish itself as a "Green" Company where our focus would be on products that were environmentally friendly. We have developed products for the pet natural health supplement and related fields; with a focus on natural pet pain relief formulas and pet pain preventative products.

Our current focus is on the sales of licensing rights to our Green Meadow PR formula and the manufacturing and sales of our Green Meadow PR formula, both of which are organic products, as well as the manufacturing and sales of our PawPal product and our recently acquired stress relief formula. We have also tested and sold organic dog treats which contain our pain relief formula and are currently seeking funding sources for the manufacturing of the dog treats.We believe it will be able to successfully compete in today's natural supplement and related fields industry by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies.

We are currently seeking funding for our pain relief product for dogs as well as our dog treats which contain our pain relief formula.

In the three months ended March 31, 2017 we reviewed additional potential products for marketing and distribution in what we consider to be the "Green Sector" or "environmentally friendly". As a result we acquired seven Optec Fuel maximizer devices for vehicles in March of 2017 for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. The Optec Fuel maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities. Should the Company's testing of the devices prove to meet the claims of the manufacturer we may enter into future discussions with Optec for potential licensing rights for the devices. (For further information on Optec Products acquired-www.optecmpg.com)

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principals generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our Paw Pal product and our pain relief products. In the three months ended March 31, 2017 we acquired 7 Optec Fuel maximizer devices for vehicles for testing and for resale. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the year ended June 30, 2016 and the nine period ended March 31, 2017, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For The Three Months Ended March 31, 2017 Compared To The Three Months Ended March 31, 2016.

Revenue

For the three month period ended March 31, 2017, we recognized revenues of $12,000, which was comprised of the sale of the Optec products which we acquired in March of 2017 (See "General" above regarding the details of the transaction with Optec).

For the three month period ended March 31, 2016, we recognized revenues of $6,000, which comprised sale of video work for dogs for a pain relief commercial.

Cost of Sales

For the three month period ended March 31, 2017, we recognized cost of goods sold of $7,000 relating to the Optec products which we acquired and sold in the period.

For the three month period ended March 31, 2016, we recognized cost of goods of $5,000 for promotional costs associated with commercial for pain relief product for dogs.

Gross Profit

For the three month period ended March 31, 2017, we had a gross profit of $5,000 from the sale of the Optec products.

For the three month period ended March 31, 2016, we had a gross profit of $6,000 from the sale of video work for dogs for pain relief commercial.

Operating Expenses

For the three month period ended March 31, 2017, we incurred total operating expenses of $6,097 consisting of advertising expense of $4,500 for promotional costs associated with a commercial for pain relief product for dogs, fees of $575, amortization of $1,019, and other fees of $3.

For the three month period ended March 31, 2016, we incurred total operating expenses of $10,353, Professional fees of $9,331which were attributable to accounting costs, amortization of $1,019,  and other fees of $3.

Income Tax

For the three month period ended March 31, 2017, we did not recognize tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

For the three month period ended March 31, 2016, we recognized a tax credit of $(1,403) in respect to tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in a prior year.

Net Income (Loss)

For the three month period ended March 31, 2017, we incurred a net profit of $40 due to the factors discussed above.

For the three month period ended March 31, 2016, we incurred a net loss of $7,950 due to the factors discussed above.

For The Nine Months Ended March 31, 2017 Compared To The Nine Months Ended March 31, 2016.

Revenue

For the nine month period ended March 31, 2017, we recognized revenues of $24,200, which were comprised of $12,000 in sales of the Optec products to Autovative Technologies Inc., and $12,200 in sub license agreements.

For the nine month period ended March 31, 2016, we recognized revenues of $24,360, which were comprised of $3,360 in Swap Meet sales of Petaprin, the pain relief product for dogs, which were sold as a market test for the product at a street fair, and $6,000 in producing a video for commercial for pain relief for dogs and $5,000 from Wholesale 4 You, Inc. for purchase of pain relief products, and $10,000 from Mountain
High for sale of licensing rights to our pain relief formula.

Cost of Sales

For the nine month period ended March 31, 2017, we recognized cost of goods sold of $7,000 relating to the Optec products.

For the nine month period ended March 31, 2016, we recognized cost of goods sold of $2,000 relating to the Mountain High Bar Treat Product.

Gross Profit

For the nine month period ended March 31, 2017 we recognized a gross profit of $17,200 from the sale of certain licensing rights and distribution rights for our pain relief formula for dogs sold in the period due to the factors discussed above and from sale of the Optec products.

For the nine month period ended March 31, 2016 we recognized a gross profit of $22,360 from the sale of certain licensing rights and distribution rights for our pain relief formula for dogs sold in the period due to the factors discussed above.

Operating Expenses

For the nine month period ended March 31, 2017, we had total operating expenses of $17,160 consisting of marketing fees of $575, advertising expense of $4,500, amortization fees of $3,057, professional fees of $9,022 attributable to accounting costs and other fees of $6.

For the nine month period ended March 31, 2016, we had total operating expenses of $47,569 consisting of consulting Fees of $11,000 associated with sales of our pain relief formula and Petaprin product, video expense of $5,000 for a dog commercial for pain relief for dogs, amortization fees of $3,057, professional fees of $27,728 attributable to accounting costs and other fees of $784.

Income Tax

For the nine month period ended March 31, 2017, we did not recognize a tax credit.

For the nine month period ended March 31, 2016, we recognized a tax credit of $3,781 in respect of tax losses generated in the period that were available to carry back and generate a tax refund in respect of taxable profits generated in the prior year.

Net Income (Loss)

For the nine month period ended March 31, 2017, we incurred a net profit of $40 due to the factors discussed above.

For the nine month period ended March 31, 2016, we incurred a net loss of $21,428 due to the factors discussed above.

Liquidity and Capital Resources

For The Nine Months Ended March 31, 2017 Compared To The Nine Months Ended March 31, 2016.

As at March 31, 2017, the Company had cash on hand of $1,974 which was generated from revenue from the sale of rights to our pain relief formula and sale of Optec products, total assets of $27,739, total liabilities of $7,000 from an account payable for Optec products and stockholders' equity of $32,711.

As at March 31, 2016, the Company had cash on hand of $8,977 which was generated from revenue from the sale of rights to our pain relief formula and sale of product, total assets of $25,699, total liabilities of $5,000 and stockholders' equity of $32,751.

The change in shareholders' equity in the nine months ended March 31, 2017 was largely attributable to operating profit incurred in the period.

Operating Activities

For the nine month period ended March 31, 2017, we used $(7,003) cash in operating activities compared to using $(22,450) in cash from operating activities in the nine months ended March 31, 2016.

During the nine months ended March 31, 2017, we incurred a profit of $40.

During the nine months ended March 31, 2016, we incurred a loss of $21,428.

Investing Activities

For the nine month period ended March 31, 2017 and 2016 we had no investment activity.

Financing  Activities

During the nine months ended March 31, 2017 and 2016, we neither generated nor used any funds in financing activities.

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

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's March 31, 2017 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and nine month periods ended March 31, 2017 or 2016 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three and nine months ended March 31, 2017.

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

Dated: May 5, 2017	GREEN MEADOW PRODUCTS, INC.

	By:	/s/ Stanley Windhorn
Stanley Windhorn,
Chief Executive Officer