Form 10-K
period 2017-06-30
Optec International, Inc.
filed 2017-09-28
CIK 1557340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO

Commission file number 333-198993

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
(Name of small business issuer in its charter)

Wyoming	7812	45-5552519
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Code Number)

2173 Salk Avenue, Suite 250,
Carlsbad, CA 92008
(760) 456-5777
www.GreenMeadowProducts.com
(Address and telephone number of registrant’s principal executive offices and principal place of business)

1010 Industrial Road, Suite 70
Boulder City, Nevada, 89005
702-769-4529
--------------------------------------------------
(Former Address and telephone Number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Number of shares of common stock outstanding at June 30, 2017: 52,944,500 (as restated for 7 for 1 forward split of the Company's common stock completed effective June 1, 2015).

Documents incorporated by reference: None.

Certain Terms Used in this Report

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Optec International, Inc.”, "Green Meadow Products," "GM," "the Company," "we," "us," and "our," refer to Optec International, Inc. (Formerly Green meadow Products, Inc.) a Wyoming corporation.

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

DESCRIPTION OF BUSINESS

Overview

Optec International, Inc. (Formerly Green Meadow Products, Inc.) "GMP", the "Company", "we", "us" or "our" “Optec”) was incorporated in the State of Wyoming on June 22 of 2012. The Company initially acquired a product for trucking fleets on December 20, 2012. Subsequently on April 18, 2013, we made the decision to take the business in a different direction and sold the product for the trucking fleets at a loss. The Company's new focus was, and is, on the manufacturing and sales of natural products for the pet industry. The Company acquired a formula for natural pain relief for animals on February 27, 2013 for consideration of $10,500, which was satisfied through the payment of $500 in cash and the issuance of 700,000 shares of our common stock valued at $0.014 per share, with the intent to manufacture the product for wholesale and retail distribution. We have subsequently named the product, Green Meadow PR formula. The acquisition gave the Company all rights surrounding the formula with no additional royalties, or any other payment due.
In addition we have acquired Optec Fuel Maximizer devices which we have tested and which fit within our concept of environmentally friendly products.
In the last year ending June 30, 2017, we have done marketing testing of organic dog treats in the attempt to perfect a treat formula which is appealing to dogs using a variation of our pain relief formula in the treats. We anticipate expanding the development of our dog treat formula in the next year ultimately with the goal of expanding sales nationally and internationally.
As a result our plan is to initiate the manufacturing of the natural pain relief product based on the formulation of the Green Meadow PR formula which we acquired as well as to initiate the manufacturing of pet treats using the same formula as in our pain relief formula. Currently we are in search of a manufacturer that would meet the specifications we require. Primarily a manufacturer that currently manufactures natural pet products while at the same time being able to do so at a cost effective price point. We anticipate with the proper funding (which at this time is an unknown) that we will be in the process of manufacturing and sales of our pain relief products and pain relief treat in the year 2017-2018.

We have also developed the "PawPal" which is a foam pad with a removable cover for dogs. The pad was developed to be used for dogs when they jump out of a car or down from a high object such as a couch or bed, to relieve the stress on joints from the impact of landing. We have designed the pad with high density foam and a tough removable poly cover which can be washed.

Many people take their dogs out into the outdoors, the dog jumps out of the car and depending on the type of terrain, joints can be impacted from the result of the jump or paws can be damaged from debris. This is especially the case in older dogs and dogs with hip dysplasia. The pad is lightweight and takes up little room and can be easily cleaned.

We believe that the PawPal is a perfect companion with the Green Meadow PR formula. The PawPal can be used as an aid in preventing injury as well as the Green Meadow PR formula should injury occur or for dogs that are older and have arthritic type conditions.

The prototypes have been manufactured in Mexico. We anticipate manufacturing and sales of the PawPal to commence sometime in 2017. However development and sales will be dependent on the proper funding; at this time we have no commitments for any type of funding whether it be debt or equity financing.

In the year ended June 30, 2017, we made a decision to review additional potential products for marketing and distribution in what we consider to be the “Green Sector” or “environmentally friendly” which would fit within our guidelines as environmentally friendly products. As a result we acquired seven Optec Fuel Maximizer devices for vehicles in March of 2017 for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. The Optec Fuel Maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities. Should the Company’s testing of the devices prove to meet the claims of the manufacturer, we may enter into future discussions with Optec for potential licensing rights for the devices. (For further information on Optec Products acquired-www.optecmpg.com)

Pet Pain Relief Product
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

On February 28, 2014, we entered into a contract for the rights to our Green Meadow PR formulation with Mountain High Products, Inc.

In February of 2014, we entered into a contract with a distributor to sell the product in Virginia and North Carolina for the sum of $6,000. There were no royalties attached to the rights and the rights are exclusive to Virginia and North Carolina. The rights have no duration or termination constraints.

On March 28, 2014, we entered into an exclusive licensing rights contract with Mountain High, Inc for the rights to manufacture and sell both the Paw Pal product and the Green Meadow PR formula internationally with the exception of Central and South America for the sum of $20,000. The rights have no duration or termination constraints.

On September 18, 2014, we entered into a contract with Eastwinds Holding Corporation ("EWH") for the non-exclusive sub-licensing rights to manufacture and sell our Green Meadow PR formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done.  We have no further obligations under the contract. Accordingly, we have recognized in full the $15,000 received from the sale of these non-exclusive licensing rights as revenue during the period. The rights have no duration or termination constraints.

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

As there are no studies on the formula, there is no certainty that the formula can or cannot be helpful to dogs and/or cats by using the Green Meadow PR Formula.

Ingredients

The Green Meadow PR formula contains:

• ETArol(tm) - Exclusive Green Lipped Mussel Extract used as a major source of glucosamine,
• Chondroitin and glycosaminoglycans.
• Ginger Powder -
• Green Tea Extract - Green tea is rich in catechin polyphenols (GTC), particularly epigallocatechin
• gallate (EGCG). EGCG is an anti-oxidant:
• Holy Basil Extract – An antioxidant
• White Willow Bark Extract -
• Skullcap Extract~~-~~
• Turmeric Extract - Curcumin is the part of turmeric that gives curry food its golden color and provides turmeric with curcuminoids.
• Feverfew Extract - An herb -
• Rosemary Extract - Another antioxidant~~.~~

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

The FDA may classify our pain relief products as a drug specifically because in our efforts to market or sell our pain relief product, we state here and elsewhere that our pain relief product may be used as a pain relief product in the pet industry. If our product was considered a "drug" under section 201(g) of the Act, the FDA (Food and Drug Administration) could seek to take enforcement action against us if we were deemed to be marketing an unapproved new animal drug. In addition if our product was considered a "drug" under section 201(g) of the Act the FDA it could be deemed to be a "new animal drug," as defined under section 201(v) of the Act because it may not be generally recognized among experts qualified by scientific training and experience to evaluate the safety and effectiveness of animal drugs, as safe and effective for use under the conditions prescribed, recommended, or suggested in the labeling. If our product were deemed to be a "new animal drug," as defined under section 201(v) of the Act, to be legally marketed as a new animal drug we must have an approved new animal drug application, conditionally approved new animal drug application, or index listing under sections 512, 571, and 572 of the Act. We have not applied for any such approvals from the FDA. We have no intention to apply to the FDA for approval for our pain relief product.

If our product was found to be a "drug" under section 201(g) of the Act by the FDA (Food and Drug Administration), we would be forced to stop any production and sales of the product which could adversely affect our business, financial condition or results of operations. Further, we may face potential liability for selling our product as a "drug".

PawPal

Currently, we have developed prototypes of the PawPal by a manufacturer in Mexico. We believe that to manufacture a quality cost effective product, we must find a manufacturer that will complete the product per our specifications. At this time, we are not certain the manufacturer in Mexico will be the manufacturer we will continue to use. Once we have determined the optimum manufacturer for the PawPal product and have initiated the manufacturing of the product we will initiate sales aligned with the selling of the Natural Pain relief product.

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

We believe that the following are the main competitive strengths that will differentiate our products from the competition:

●	All natural product;

●	With our formula, a chewable tablet that pets will potentially eat as they would a treat;

●	unique "niche" products inclusive of our Green Meadow PR formula as well as out PawPal.

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

The Company does not intend to directly compete against the larger pet retailers and manufacturers, and it will not attempt to finance any projects beyond the limited scope of its business plans and on emerging distribution opportunities. Regardless, it will still have competition from a wide range of even smaller online distributors of pet products as well as the veterinarians and pet stores, all more established and, in most instances, better capitalized than the Company.

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

Our products have not been approved by the FDA nor have we applied for approval. The FDA may classify our pain relief products as a drug specifically because in our efforts to market or sell our pain relief product we state here and elsewhere that our pain relief product may be used as a pain relief product in the pet industry. If in fact our product was considered a "drug" under section 201(g) of the Act, the FDA (Food and Drug Administration) could seek to take enforcement action against us if we were deemed to be marketing an unapproved new animal drug. In addition if our product was considered a "drug" under section 201(g) of the Act the FDA it could be deemed to be a "new animal drug," as defined under section 201(v) of the Act because it may not be generally recognized among experts qualified by scientific training and experience to evaluate the safety and effectiveness of animal drugs, as safe and effective for use under the conditions prescribed, recommended, or suggested in the labeling. If our product were deemed to be a "new animal drug," as defined under section 201(v) of the Act, to be legally marketed as a new animal drug we must have an approved new animal drug application, conditionally approved new animal drug application, or index listing under sections 512, 571, and 572 of the Act. We have not applied for an animal drug application with the FDA. We have no intention to apply to the FDA for approval for our pain relief product.

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

Intellectual Property & Proprietary Rights

We regard substantial elements of our businesses and website as proprietary and we shall attempt to protect them by relying on copyright, trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods. To date we have no copyrights or trademarks that have been applied for. We do not believe that our Green Meadow PR formula or the PawPal is patentable and therefore will not expend capital in attempting to patent the products. However we will attempt to trademark the name PawPal; but as yet have not done so and do not know whether once the trademark is applied for, that it would be granted. Without patent or trademark protection it is possible that our formula and PawPal products could be duplicated by a Company with greater resources that us; which in turn could take away from any current market share or any market share that we may create in the future.

Optec Devices

Sale and Marketing

We acquired seven Optec Fuel Maximizer devices  for vehicles from OPTEC Optimized Fuel Technologies, one of our suppliers, in March of 2017 for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. The Optec Fuel Maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities. Should the Company’s testing of the devices prove to meet the claims of the manufacturer we may enter into future discussions with Optec for potential licensing rights for the devices. (For further information on Optec Products acquired-www.optecmpg.com)

Currently, we have sold the devices acquired from OPTEC to Autovative Technologies, Inc. at a reduced price in order to obtain their testing results for the products so that we might better understand more precisely the benefits and effects of using the OPTEC devices. We anticipate making a determination of how we will proceed with the OPTEC devices in the first quarter of 2017.

Employees

We are a new, developing company and currently have only two part-time employees, Peter Sallonne our president and CEO and Stanley Windhorn our Secretary. We entered into an agreement on January 15, 2015 with, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently, we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stanley Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this section.

ITEM 2. DESCRIPTION OF PROPERTY
CORPORATE INFORMATION

Office and Facilities

The Company currently utilizes space provided by its President, Peter Sollenne, at no charge to the Company. Our mailing address is 2173 Salk Avenue, Suite 250, Carlsbad, CA 92008. Our telephone number at that address is (760) 456-5777.

WEBSITE POSTING OF SEC FILINGS

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed on the SEC's Edgar database. Further, a copy of this annual report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended June 30, 2017 or 2016 and none are threatened or pending to the best of our knowledge or belief.

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

Year Ended June 30, 2017*	High Bid	Low Bid
2017
Year ended June 30, 2017	$3.00	$0.20

As of June 30, 2017, we had 52,944,500 shares of our common stock outstanding (as restated for the 7 for 1 forward split of the Company's common stock effective June 1, 2015) and the number of stockholders of record of our common stock was 42.

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

The following table provides selected financial data about us for the fiscal years ended June 30, 2017 and 2016. For detailed financial information, see the audited Financial Statements included in this report.

	Year End June 30	Year End June 30
	2017	2016
Balance Sheet Data:

Cash	$342	8,977
Total assets	$17,688	25,699
Total liabilities	$7,000	5,000
Retained earnings (accumulated deficit)	$(42,762)	(32,751)

Operating Data:

Revenue	$24,200	30,875
Cost of revenue	$7,000	12,000
Operating expenses	$27,211	51,806
Income tax expense (benefit)	$-	-
Net income (loss)	$(10,011)	(32,931)

Optec International, Inc. (Formerly Green Meadow Products, Inc. "the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company’s goal from the outset was to establish itself as a “Green” Company where our focus would be on products that were environmentally friendly. We have developed products for the pet natural health supplement and related fields; with a focus on natural pet pain relief formulas and pet pain preventative products.

Our current focus is on the sales of licensing rights to our Green Meadow PR formula and the manufacturing and sales of our Green Meadow PR formula, both of which are organic products, as well as the manufacturing and sales of our PawPal product and our recently acquired stress relief formula. We have also tested and sold organic dog treats which contain our pain relief formula and are currently seeking funding sources for the manufacturing of the dog treats. We believe it will be able to successfully compete in today's natural supplement and related fields industry by controlling production costs and by limiting its distribution expenses using, primarily, online marketing tools to promote its products and to further develop its digital strategies.

We are currently seeking funding for our pain relief product for dogs as well as our dog treats which contain our pain relief formula.

In the three months ended March 31, 2017, we reviewed additional potential products for marketing and distribution in what we consider to be the “Green Sector” or “environmentally friendly”. As a result, we acquired seven Optec Fuel Maximizer devices for vehicles in March of 2017 for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. The Optec Fuel Maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities. Should the Company’s testing of the devices prove to meet the claims of the manufacturer we may enter into future discussions with Optec for potential licensing rights for the devices. (For further information on Optec Products acquired-www.optecmpg.com)

Significant Accounting Policies and Estimates

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605")  ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our PawPal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the year ended June 30, 2016 and June 30, 2017, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.
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

In the years ended June 30, 2016 and 2017, we engaged in a marketing test of various dog treats formulated by us, through street fair venues. We recognized revenue upon receipt from sales.
In March of 2016, we were hired as a consultant by Collective Media to aid in the production of a video relating to pain relief products and dogs. Revenue was recognized upon the completion of our consulting. Services.
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

Results of Operations

For The Year Ended June 30, 2017 Compared To The Year Ended June 30, 2016.

Revenue

For the year ended June 30, 2017, we recognized revenues of $24,200 compared with $30,875 of revenue for the year ended June 30, 2016. During the year ended June 30, 2017, we recognized $12,000 in sales of the Optec devices to Autovative Technologies, Inc., and  $12,200 from the sale of sub license agreements of our Green Meadow PR formula which included $7,100 in sales of sub licensing rights to Sandstone Enterprises  and $5,100 of sublicensing rights to Mountain High, compared to year ended June 30, 2016 $9,875 in sales of Petaprin, the pain relief product for dogs and $15,000 in which there were licensing and distribution rights for our Green Meadow PR formula for dogs. This included $10,000 in sales of sub licensing rights to Mountain High Products, Inc., $5,000 in sales of sub-licensing rights to Wholesale 4 You, Inc. and a commercial video consulting service of $6,000 from Collective Media.

Cost of Sales

For the year ended June 30, 2017, we recognized cost of goods of $7,000 relating to the Optec product which we sold for $12,000 in the period, compared to June 30, 2016 where we recognized cost of goods sold of $7,000 relating to the dog treats which we sold for $9,875 in the period and the assistance in video production for $5,000. The increase in cost of goods was attributable to the cost of manufacturing of the dog treats and the video which was produced during the year.

Gross Profit

For the year ended June 30, 2017, we recognized a gross profit of $17,200 compared with a gross profit of $18,875 for the year ended June 30, 2016, a decrease of $1,675. The decrease in gross profits is due to a decrease in sales of licensing agreements for the year end June 30, 2017 and an increase in costs.

Operating Expenses

For the year ended June 30, 2017, we incurred total operating expenses of $27,211 before tax compared to $51,806 for the year ended June 30, 2016 with a decrease of $24,595 as a result of decreased expenses with regard to the Company’s expenses for being public Company. During the twelve months ended June 30, 2017, we incurred professional fees of $16,486 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $4,076, advertising and marketing expenses of $5,075, consulting fees of $1,500 and general and administrative costs of $74. By comparison, during the year end June 30, 2016, our operating expenses comprised marketing expense of $6,000 for promotional costs associated with sales of our Green Meadow PR formula, licensing rights and Petaprin product, amortization of $4,076 and professional fees of $29,825, and consulting fees of $11,000 and General and administrative expense of $905.

Income Tax

During the years ended June 30, 2017 and 2016, we recognized no tax credit.

Net Income (Loss)

During the year ended June 30, 2017, we incurred a net loss of $10,011 compared to a net loss of $32,931 during the year ended June 30, 2016 due to the factors discussed above.

Liquidity and Capital Resources

For Year Ended June 30, 2017 Compared To Year Ended June 30, 2016.

As of June 30, 2017, the Company had cash on hand of $342, total assets of $17,688, total liabilities of $7,000 and stockholders' equity of $10,688 compared to June 30, 2016, when the Company had cash on hand of $8,977, total assets of $25,699, total liabilities of $5,000 and stockholders' equity of $20,699.

The change in shareholders' equity at the year ended June 30, 2017 was largely attributable to operating losses incurred in the period.

Operating Activities

During the year ended June 30, 2017, we used $8,635 cash in operating activities compared to $24,185 cash used in operating activities during the year ended June 30, 2016. During the year ended June 30, 2017, we incurred a loss of $10,011, of which $4,076 related to noncash amortization, increased our balance of accounts payable by $2,000 and reduced the balance Accounts Receivable by $4,700. By comparison during the year ended June 30, 2016 we incurred a loss of $32,931 of which $4,076 related to noncash amortization expense, decreased our income tax payable by $32 and increased our balance of accounts payable by $4,702.

Investing Activities

For the year ended June 30, 2015, we invested $5,000 towards the continued development of our website and the purchase of intellectual property consisting of a formula for stress relief for dogs for $250.

Financing Activities

During the years ended June 30, 2017 and 2016, we neither generated nor used any funds in financing activities.

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

The Company has no current off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Related parties

We entered into an agreement on January 15, 2015 with our former President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stanley Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 through the date of the issuance of this Form 10K.

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

Cost for research and development of the Green Meadow PR formula and stress relief formula into bars or flavored tablets have not yet been determined. We believe that we will have to raise additional capital either through debt or equity financing in order to accomplish our goals. As of June 30, 2017, we have not yet discussed financing with any source for either debt or equity financing.
We are also considering the acquisition or the possibility of a joint venture with a Company with other “green” (green meaning environmentally friendly) products both within the pet industry and outside of the pet industry. As we have limited capital any acquisitions would possibly be done through the use of our common stock or possibly through a preferred class of stock (which has of this date not been approved or created by the board of Directors). At the year ended June 30, 2017, we have not entered into any negotiations or letter of intents with and targeted acquisitions or joint venture prospects.
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

AUDITED FINANCIAL STATEMENTS
OPTEC INTERNATIONAL, INC
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
TABLE OF CONTENTS
For the Years Ended June 30, 2017 and 2016

Pritchett, Siler & Hardy, P.C.
Certified Public Accountants
1438 N Highway 89, Suite 130
Farmington, UT 84025
Office: (801)447-9572 Fax: (801)447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Optec International, Inc.
2173 Salk Avenue, Suite 250,
Carlsbad, CA 92008

We have audited the accompanying balance sheets of Optec International, Inc.(formerly, Green Meadows Products, Inc.) as of June 30, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optec International, Inc. as of June 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.
Pritchett, Siler & Hardy, P.C.
Farmington Utah
September 26, 2017

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
BALANCE SHEETS

	June 30, 2017	June 30, 2016

Assets
Current Assets
Cash	$342	$8,977
Accounts Receivable	4,700	-

Total Current Assets	5,042	8,977

Other Assets
Web development costs, net of accumulated amortization of $8,500 and $5,500 respectively.	6,500	9,500
Other intangible assets, net of accumulated amortization of $4,604 and $3,528 respectively.	6,146	7,222

Total Assets	17,688	$25,699

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$7,000	$5,000
Total Current Liabilities	7,000	5,000

Total Liabilities	7,000	5,000
Commitments and Contingencies	-	-

Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding	52,945	52,945
Additional paid-in-capital	505	505
Retained earnings (accumulated deficit)	(42,762)	(32,751)
Total Stockholders' Equity	10,688	20,699

Total Liabilities and Stockholders' Equity	$17,688	$25,699

See accompanying notes to audited financial statements.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)

	Year ended	Year ended
	June 30, 2017	June 30, 2016

Revenue
Sub license and service agreements	$12,000	$15,000
Pet products	12,200	15,875
Total Revenue	24,200	30,875

Cost of goods sold	7,000	12,000

Gross profit	17,200	18,875

Operating Expenses
Professional fees	16,486	29,825
Advertising and marketing	5,075	6,000
Amortization	4,076	4,076
Consulting	1,500	11,000
General and administrative	74	905
Total Operating Expenses	27,211	51,806

Income (loss) before taxes	(10,011)	(32,931)

Income tax expense (benefit)	-	-

Net Income (loss)	$(10,011)	$(32,931)

Income (loss) Basic and Diluted	$(0.00)*	$(0.00)*

Weighted Average of Common Shares Outstanding - Basic and Diluted	52,944,500	52,944,500

 * denotes income or (loss) of less than $0.01 per share

See accompanying notes to audited financial statements.

 OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock Number of Shares (1)	Amount (1)	Additional Paid in Capital (1)	Accumulated Earnings (Deficit)	Total

Balance, June 30, 2015	52,944,500	$52,945	$505	$180	$53,630

Net loss for the year ended June 30, 2016	-	-	-	(32,931)	(32,931)

Balance, June 30, 2016	52,944,500	$52,945	$505	$(32,751)	$20,699

Net loss for the year ended June 30, 2017	-	-	-	(10,011)	(10,011)

Balance, June 30, 2017	52,944,500	$52,945	$505	$(42,762)	$10,688

(1) As retrospectively restated for the 1:7 forward split completed effective June 1, 2015.

See accompanying notes to audited financial statements.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2017	June 30, 2016

Cash Flows from Operating Activities
Net income (loss)	$(10,011)	$(32,931)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	4,076	4,076
Stock issued for services	-	-
Changes in operating assets and liabilities
Inventory	-	-
Accounts Receivable	(4,700)
Accounts payable	2,000	4,702
Income tax Benefit	-	(32)

Net Cash Provided by (Used in) Operating Activities	(8,635)	(24,185)

Net Cash Provided by (Used in) Operating Activities	(8,635)	(24,185)

Cash Flows from Investing Activities	-	-
Net Cash used in Investing Activities	-	-

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	-	-

Increase (decrease) in Cash	(8,635)	(24,185)

Cash at Beginning of Year	8,977	33,162

Cash at End of Year	$342	$8,977

Supplemental disclosure
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to audited financial statements.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

Note 1 – NATURE OF OPERATIONS

Optec International, Inc. (Formerly Green Meadow Products, Inc. "the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

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

In the three months ended March 31, 2017, we made a decision to review additional potential products for marketing and distribution in what we consider to be the “Green Sector” or “environmentally friendly”. As a result we acquired seven Optec Fuel Maximizer devices for vehicles in March of 2017 for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. The Optec Fuel Maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities. Should the Company’s testing of the devices prove to meet the claims of the manufacturer we may enter into future discussions with Optec for potential licensing rights for the devices. (For further information on Optec Products acquired-www.optecmpg.com)

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2017 or 2016.

CUSTOMER AND PURCHASE CONCENTRATION

During the years ended June 30, 2017 and 2016, the following customers represented more than 10% of the Company’s sales:

	June 30, 2017		June 30, 2016
	$	%	$	%
Total licensing revenue	12,200	50.4	15,000	48.6
Total product revenue *	12,000	49.6	15,875	51.4
Total revenue	24,200	100	30,875	100

Total licensing revenue
Customer A			5,000	16.1
Customer B	7,100	29.4	—	—
Customer C	5,100	21.0	10,000	32.5
Customer D	-	-	-	-
Customer E	-	-	-	-
Concentration total	12,200	50.4	15,000	48.6

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

The recorded amounts of financial instruments, comprising cash, accounts payable and income tax payable, approximate their market values as of June 30, 2017 due to the short term maturities of these financial instruments.

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

OTHER INTANGIBLE ASSETS

Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. As of June 30, 2017 and 2016, our intangible asset related to the purchase of our Green Meadow PR formula for natural pain relief for animals and is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years using straight-line method.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Accounting Standards Codification No. 605, "Revenue Recognition" ("ASC-605") ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our PawPal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the years ended June 30, 2017 and 2016, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

TRADE RECEIVABLES

Trade Receivables are the amount of billed or unbilled claims or other similar items subject to uncertainty concerning their determination or ultimate realization under contracts that are expected to be collected in the next rolling twelve months following the latest balance sheet presented. Our policies on receivables varies per customer, but in no case do we allow for a receivable to be outstanding for more than 12 months. As of June 30, 2017, we had a receivable from Mountain High Products of $100 from an invoice dated December 5, 2016 for 5,100 of which $5,000 was paid leaving a balance of $100 and a receivable of $4,600 from an invoice dated March 10, 2017 from Autovative Technologies, Inc. for $12,000 of which $7,400 was paid leaving a balance due of $4,600. Subsequent to the year ended June 30, 2017 all receivables have been paid in full.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising and marketing expense of $5,075 during the year ended June 30, 2017 and $6,000 in the year ended 2016.

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

The Company has no potentially dilutive debt or equity instruments issued and outstanding during the years ended June 30, 2017 or 2016.

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

Note 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2017, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Note 4 –LICENSING AND SERVICE AGREEMENTS

On September 18, 2014, we entered into a contract with Eastwinds Holding Corporation ("EWH") for the non-exclusive sub licensing rights to manufacture and sell our Green Meadow PR formula in the United States with the exception of Virginia and North Carolina, for the sum of $15,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of the Green Meadow PR formula upon acceptance of the contract and upon receipt of the $15,000 payment, which we have done. We have no further obligations under the contract. Accordingly we have recognized in full the $15,000 received from the sale of these licensing rights as revenue during the period. The rights have no duration or termination constraints. In a separate agreement dated October 20, 2014 with Eastwinds Holding Corporation we entered into a service agreement for $15,000 to assist East Winds Holding Corporation in the manufacturing process for the Green Meadow PR formula which had previously been licensed to East winds Holding Corporation.

On June 10, 2015, we signed a contract with Wholesale 4 You, Inc. ("Wholesale") whereby Wholesale acquired the exclusive licensing rights to manufacture and sell our stress relief product for the sum of $10,000. There are no future royalties attached to the sale of these rights. Under the terms of the contract we were required to deliver all details, digital information, specifications and samples of our Green Meadow Stress Relief formula upon acceptance of the contract and upon receipt of the $10,000 payment, which we have done. We have no further obligations under the contract. Accordingly we have recognized in full the $10,000 received from the sale of these licensing rights as revenue during the period. On September 15, 2015 we entered into a service agreement for $5,000 with Wholesale 4 You, Inc. to assist with the marketing of the stress relief product previously acquired from us.

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

Note 6 - INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented at 15% income tax rate are as follows:
Changes in the cumulative net deferred tax assets consist of the following:
	June 30, 2017	June 30, 2016

Net operating loss carry forward	$6,414	$4,913
Valuation allowance	(6,414)	(4,913)
	$-	$-

A reconciliation of income taxes computed at the statutory rate of 15% is as follows:

	June 30, 2017	June 30, 2016

Tax Benefit at statutory rate	$1,501	$4,940
Change in Valuation allowance	(1,501)	(4,940)
	$-	$-

 During the years ended June 30, 2017 and the year ended June 30, 2016, we recognized no tax credit.
Note 7 - COMMITMENTS AND CONTINGENCIES

Contractual obligation

We entered into an agreement on January 15, 2015 with, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

We did not enter into any long term contractual obligations during the years ended June 30, 2017 or 2016.

Litigation

We were not subject to any legal proceedings during the years ended June 30, 2017 or 2016 and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

No shares of common stock were issued during the twelve months ended June 30, 2017 and 2016.

As of June 30, 2017 and 2016, there were 52,944,500 shares of common stock issued and outstanding.

Note 9 – SUBSEQUENT EVENTS

Management has reviewed events between June 30, 2017 to the date that the financials were issued, and other than the following there were no other significant events identified for disclosure.

On August 28, 2017, the Company filed a Def 14c information statement regarding the Company’s name change from Green Meadow Products, Inc. to Optec International, Inc.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with Accountants.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of June 30, 2017, our internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation
Summary Compensation  Table
Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Stan Windhorn(1)	2015	6,000	-	-	-	6,000
	2016	-	-	-	-	-
	2017	-	-	-	-	-
Peter Sollenne(2)	2017	-	-	-	-	-

(1)	Stan Windhorn, Director and CEO, CFO and Secretary since inception-resigned as Director and CEO, CFO on May 24, 2017.
(2)	Peter Sollenne, Director and CEO, CFO since May 24, 2017.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through June 30, 2017.

Compensation of Officers and Directors

We did not accrue or pay any salaries during the year ended June 30, 2017. We entered into an agreement on January 15, 2015 with, Stanley Windhorn, who was DIRECTOR, CEO, CFO and SECRETARY until May 24, 2017 at which time he resigned as CEO, Director and CFO but remained as Secretary,for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supercedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The company has not incurred any salary under this new agreement during the year ended June 30, 2017.

Employment Agreements

We entered into an agreement on January 15, 2015 with, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supercedes any past agreements whereby Stanley Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board.

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

Name	Age	Term Served	Title / Position(s)
Stanley Windhorn	50	Since inception, June 22, 2012	CEO, CFO, and Director
		Since May 24, 2017	Secretary
Peter Sollenne	68	Since May 24, 2017	CEO,CFO and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Stanley Windhorn has served as the Company's CEO, CFO, Secretary and Director since June 22, 2012. On May 24, 2017, he resigned as Director, CEO and CFO and remained as Secretary of the Company. Stanley Windhorn through his ventures has specialized in marketing to both consumers and businesses, both nationally as well as internationally. He is the Managing Partner and founder of Univative Concepts which is a marketing Company which he has operated since 2005. He was the owner of several Fitness 19 franchises which were sold in 2011. He serves as the Regional Manager for the automobile technology sales company, True Car. We believe his marketing skill sets will bring a distinct advantage to the Company's ability to move forward.

Mr. Sollenne, was appointed as Director, CEO and CFO on May 24, 2017. Mr. Sollenne age 68, has served as the President and CFO of Blackhawk Wealth Group, Inc. a financial advisory company from 2008 to the present where he administered the strategic financial planning for numerous companies, inclusive of the medical device industry, oil & gas industry and the international commodity trading arena, to name a few. From 2003 to 2008 Mr. Sollenne served as the CEO and CFO of IT&E International, Inc. an international life sciences services company serving the Pharmacutical, Biotech, Biopharma and clinical research industries. From May 2000 to December 2003, Mr. Sollenne was President and Chief Executive Officer at FastBreak Growth, Inc. a strategic management consulting and business solutions company. From December 1998 to May 2000, Mr. Sollenne was Chief Executive Officer, President and Chief Operating Officer of re-Solutions, Inc., an information technology professional services company. Mr. Sollenne received his Bachelors of Science in Accounting/Business Administration from Boston College and is a CPA.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2017, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of June 30, 2016 and June 30, 2017, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Stanley Windhorn	49,700,000*	94%
Common	Peter Sollenne	-	-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We entered into an agreement on January 15, 2015 with our President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stanley Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the Company's fiscal years ended June 30, 2017 and 2016, we were billed approximately $12,023 in 2017and $3,000 in 2016 by Prichett, Siler & Hardy, and $7,500 by Cutler and Co. LLC, in 2016 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company's fiscal years ended June 30, 2017 and 2016, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company's fiscal years ended June 30, 2017  and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2017 and 2016.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

Financial Statements and Financial Statement Schedules

The financial statements are included in Item 8 of this Form 10-K.

Exhibits Required by Item 601 of Regulation S-K

Exhibit No.	Description
31.1	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.#
32.1	Certification of President, Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .#
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OPTEC INTERNATIONAL, INC. (FORMERLY GREEN MEADOW PRODUCTS, INC.)

Dated: September 28, 2017	By:	/s/ Peter Sollenne
Peter Sollenne,
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Sollenne	Director, CEO, CFO (Principal Executive, Financial and Accounting Officer)	September 28, 2017
Peter Sollenne