Form 10-Q
period 2017-09-30
Optec International, Inc.
filed 2017-11-08
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Commission file number 333-198993

OPTEC INTERNATIONAL, INC.
--------------------------------------------------------------
(Exact name of Registrant as specified in its charter)

Wyoming --------------------------------- (State or other jurisdiction of incorporation)	333-198993 ------------------------------- (Commission File Number)	45-5552519 ------------------------------------- (IRS Employer Identification No.)

2721 Loker Avenue West
Carlsbad, CA 92010
(760) 444-5566
www.OptecIntl.com
(Address and telephone number of registrant’s principal executive offices and principal place of business)

1010 Industrial Road, Suite 70
Boulder City, Nevada, 89005
702-769-4529
(Former address of principal executive offices)

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
Emerging growth company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2017
Common Stock, $0.001 par value per share	23,244,500

OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

 ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

September 30, 2017

OPTEC INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	June 30, 2017

Assets
Current Assets
Cash	$2,634	$342
Accounts Receivable	90,900	4,700
Total Current Assets	93,534	5,042

Other Assets
Web development costs, net of accumulated amortization of $9,250 and $8,500 respectively.	5,750	6,500
Other intangible assets, net of accumulated amortization of $4,873 and $4,604 respectively.	5,877	6,146

Total Assets	$105,161	$17,688

Liabilities And Stockholders' Equity

Current Liabilities
Accounts payable	$68,833	$7,000
Loan-Related Party	100	-
Total Current Liabilities	68,933	7,000

Total Liabilities	68,933	7,000
Commitments and Contingencies
Stockholders' Equity
Common stock $0.001 par value 75,000,000 shares authorized 52,944,500 shares issued and outstanding	52,945	52,945
Additional paid-in-capital	505	505
Accumulated Earnings (deficit)	(17,222)	(42,762)
Total Stockholders' Equity	36,228	10,688

Total Liabilities and Stockholders' Equity	$105,161	$17,688

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Three Months Ended
	September 30, 2017		September 30, 2016

Revenue
Formula	$4,500		$7,100
Optec Fuel Maximizer Units	90,150		-
Total Revenue	94,650		7,100

Cost of goods sold	58,360		-

Gross Profit	36,290		7,100

Operating Expenses
Professional fees	8,573		8,000
Amortization	1,019		1,019
General and Administrative	158		3
Consulting	1,000		-
Total Operating Expenses	10,750		9,022

Income (Loss) before taxes	25,540		(1,922)

Income tax expense (benefit)	-		-

Net Income (loss)	$25,540		$(1,922)

Income (Loss) Basic and Diluted	$(0.00	)*	$(0.00)*

Weighted Average of Common Shares Outstanding - Basic and Diluted	52,944,500		52,944,500

 * denotes income or (loss) of less than $0.01 per share
See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities
Net income (loss)	$25,540	$(1,922)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	1,019	1,019
Changes in operating assets and liabilities
Accounts Payable	61,833	2,500
Accounts Receivable	(86,200)	(7,100)
Related Party Loan	100	-

Net Cash Provided by (Used in) Operating Activities-	2,292	(5,503)

Cash Flows from Investing Activities	-	-
Net Cash from Investing Activities	-	-

Increase/Decrease in Cash	2,292	(5,503)

Cash at Beginning of Period	342	8,977

Cash at End of Period	$2,634	$3,474

Supplemental disclosure
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016

Note 1 – NATURE OF OPERATIONS
Optec International, Inc. (Formerly Green Meadow Products, Inc. "the Company", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.
We made a decision to review additional potential products for marketing and distribution in what we consider to be the “Green Sector” or “environmentally friendly”. As a result we acquired seven Optec Fuel Maximizer units for vehicles for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. We have subsequently sold the units and have made additional sales of the Optec Fuel Maximizer units internationally in the first quarter of 2017. The Optec Fuel Maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which, in turn, could conceivably aid in making the air much healthier in our cities.
As a result of the Company’s testing of the units which we determined to have met the claims of the manufacturer, Optimized Fuel Technologies, and sales of the device internationally we have entered into an international licensing agreement with Optimized Fuel Technologies and have changed the Company’s name from Green Meadow Products, Inc. to Optec International, Inc. which we believe will better serve the Company’s future plans. (For further information on Optec Products acquired-www.optecmpg.com)
We also remain focused on the sales of licensing rights to our Green Meadow PR formula and the manufacturing and sales of our Green Meadow PR formula, as well as the manufacturing and sales of our PawPal product and our recently acquired stress relief formula. We have also tested and sold organic dog treats which contain our pain relief formula and are currently seeking funding sources for the manufacturing of the dog treats as well as our pain relief product for dogs. We have also produced formulas for energy bars.
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
CUSTOMER AND PURCHASE CONCENTRATION
During the quarters ended September 30, 2017 and 2016, the following customers represented more than 10% of the Company’s sales:
	September 30, 2017		September 30, 2016
	$	%	$	%
Total licensing revenue	4,500	4.9	7,100	100
Total Optec Unit product revenue *	88,950	95.1	-
Total revenue	$93,450	100	$7,100	100

Customer Concentration Totals
Customer A	$4,500	4.9	$-	-
Customer B			7,100	100
Customer C	3,850	4.1	-	-
Customer D	31,600	33.8	-	-
Customer E	53,500	57.2	-	-
Concentration total	$93,450	100	$7,100	100

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
OTHER INTANGIBLE ASSETS
Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. As of September 30, 2017 and 2016, our intangible asset related to the purchase of our Green Meadow PR formula for natural pain relief for animals and is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years using straight-line method.
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
The Company's revenues have been generated primarily through sublicense and distribution agreements related to our PawPal product and our pain relief products as well as sales of the Optec Fuel Maximizer units. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.
For the quarters ended September 30, 2017 and 2016, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.
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

TRADE RECEIVABLES

Trade Receivables are the amount of billed or unbilled claims or other similar items subject to uncertainty concerning their determination or ultimate realization under contracts that are expected to be collected in the next rolling twelve months following the latest balance sheet presented. Our policies on receivables varies per customer, but in no case do we allow for a receivable to be outstanding for more than 12 months. As of September 30, 2017, we had a receivable totaling $90,900 of which $3,850 was due from Optec Global for an invoice dated September 27, 2017, a receivable of $31,600 from Go Green APU for an invoice dated September 28, 2017 and a receivable of $53,500 from Nektar for an invoice dated September 28, 2017. We had a receivable from Belu Organics of $1,950 for an invoice dated July 10, 2017 of $4,500 of which $2,550 was paid leaving a balance due of $1,950.
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
The Company has no potentially dilutive debt or equity instruments issued and outstanding during the quarters September 30, 2017 and 2016.
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
Note 3 – GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at September 30, 2017, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.
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

NOTE 4-BUSINESS SEGMENTS
The Company’s management reviews the results of the Company’s operations by the following two business segments:
•     Pet Products\Formula Licensing, and
•     Optimized Fuel Technology Units
Segment performance is measured based on contribution margin, which includes only the direct controllable revenue and operating expenses of the segments. As such, management’s measure of profitability for these segments does not include the effect of corporate overhead (see (a) below), nor does it include depreciation and amortization, other (income) expense, net and income taxes, or stock-based compensation which is included within corporate overhead. Assets and liabilities are reviewed at the consolidated level by management and not accounted for by segment.
Segment Performance:
Net revenues	September 30, 2017	September 30, 2016
Net revenues:
Pet Products\Formula Licensing	$4,500	$7,100
Optimized Fuel Technology Units (1)	31,790	-
Total net revenues	$36,290	$7,100
(1)	Total revenue for the quarter ended September 30, 2017 for sales of Optimized Fuel Technology Units was $90,150 with cost of goods equating to $58,360.
Corporate expenses and depreciation and amortization were shared between the segments.
Note 5 –LICENSING AND SERVICE AGREEMENTS
On August 28, 2017, we sold a non-exclusive formula for energy bars to Belu Organics, Inc. for $4,500.
Note 6 - RELATED PARTY TRANSACTIONS
We entered into an agreement on January 15, 2015 with our past President, Stanley Windhorn, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently, we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supersedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The Company has not incurred any salary under this new agreement since April 1, 2015 to the date of the issuance of this Form 10K.
$100 was loaned to the Company by its CEO for the purpose of opening the Company’s Optec International, Inc. bank account.
Note 7 – SUBSEQUENT EVENTS
Management has reviewed events between September 30, 2017 to the date that the financials were issued, and other than the following there were no other significant events identified for disclosure.
On October 4, 2017 twenty million (20,000,000) shares of common shares were issued to Optimized Fuel Technologies for the Exclusive International Licensing Rights Agreement to Optimized Fuel Technologies for the international sales of Optec Fuel Maximizer units. The cost basis for the acquisition was $2,000,000 representing $.10 per share.
On October 4, 2017 (“The Effective Time”), Stan Windhorn resigned as Secretary of the Company and Peter Sollenne, CEO and CFO was appointed Secretary. As a result of Stan Windhorn’s resignation his 49,700,000 shares were cancelled and an option agreement was entered into between the Company and Stan Windhorn for the purchase of one million shares of common stock at $5.00 per share. Stan Windhorn’s resignation was not the result of any disagreement on any matter relating to the Company’s operation, policies (including accounting or financial policies) or practices.

ITEM 2.  Management's discussion and analysis of financial condition and results of operations

GENERAL

Optec International, Inc. (formerly Green Meadow Products, Inc. ("the Company", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

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

For the year ended June 30, 2017 and the three month period ended September 30, 2017, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For The Three Months Ended September 30, 2017 Compared To The Three Months Ended September 30, 2016.

Revenue

During the quarter ended September 30, 2017 we had $94,650 in total sales of which $4,500 was attributed to sales to one customer for Green Meadow formula rights which equated to 5% of sales for the quarter, and $90,150 which was attributed to the sales of Optimize fuel technology units which equated to 95% of sales for the quarter.

During the quarter ended September 30, 2016 we had $7,100 in sales to Sandstone Enterprises for a sub license agreement for a dog treat formula which equated to 100% of sales for the quarter.

Cost of Sales

For the three month period ended September 30, 2017, we had cost of goods of $58,360 relating to the sale of Optimized Fuel Technology units.

For the three month period ended September 30, 2016, we had no cost of goods.

Gross Profit

For the three month period ended September 30, 2017, we recognized a gross profit of $36,290 from the sale of a sub license agreement for a dog treat product formula and sale of Optimized Fuel Technology units.

For the three month period ended September 30, 2016, we recognized a gross profit of $7,100 from sale of a sub license agreement for a dog treat formula.

Operating Expenses

For the three month period ended September 30, 2017, we incurred total operating expenses of $10,750 consisting of professional fees of $8,573 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $1,000, which was paid for assistance in the marketing of the Optimized Fuel Technology Units, and general and administrative fees of $158.

For the three month period ended September 30, 2016, we incurred total operating expenses of $9,022 consisting of professional fees of $8,000 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $0 and general and administrative fees of $3.

Income Tax

For the three month periods ended September 30, 2017 and 2016, we did not recognize tax expense.

Net Income (Loss)

For the three month period ended September 30, 2017, we recognized a net profit of $25,540 due to the factors discussed above.

For the three month period ended September 30, 2016, we recognized a net loss of $(1,922) due to the factors discussed above.

Liquidity and Capital Resources

For The Three Months Ended September 30, 2017 Compared To The Year Ended June 30, 2017.

As at September 30, 2017, the Company had cash on hand of $2,634, total assets of $105,161, total liabilities of $68,933 and stockholders' equity of $36,228 as compared to

June 30, 2017, where the Company had cash on hand of $342, total assets of $17,688, total liabilities of $7,000 and stockholders' equity of $10,688. The change in shareholders’ equity in the three months ended September 30, 2016 was largely attributable to operating income incurred in the period.

Operating Activities

For the three month period ended September 30, 2017, we generated $2,292 cash in operating activities compared to using $5,503 in cash used from operating activities for the three months ended September 30, 2016.

During the three months ended September 30, 2017, we incurred a net income of $25,540 which was reduced for cash flow purposes by $1,019 in non-cash expenses reduced further by a net increase in working capital liabilities of $24,267. By comparison, during the three months ended September 30, 2016, we incurred a loss of $1,922 which was reduced for cash flow purposes by $1,019 in non-cash expenses reduced further by a net increase in working capital liabilities of $4,600.

Investing Activities

For the three month period ended September 30, 2017 we had no investing activities.

Financing Activities

During the three months ended September 30, 2017 and 2016 we neither generated nor used any funds in financing activities.

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

The Company believes it may have sufficient cash resources available to fund its primary operation for the next twelve (12) months based on current sales. The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's September 30, 2017 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1933 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1933) as of September 30, 2017. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and three month periods ended September 30, 2017 or 2016 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the three months ended September 30, 2017.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and three months ended September 30, 2017.

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

Dated: November 8, 2017	OPTEC INTERNATIONAL, INC.

	By:	/s/ Peter Sollenne
Peter Sollenne,
Chief Executive Officer