Form 10-K/A
period 2017-06-30
Optec International, Inc.
filed 2018-03-16
CIK 1557340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment, Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the Securities and Exchange Commission (the "SEC") on September 28, 2017 (the "Original Filing").

The purpose of this Amendment on Form 10-K/A is due to the fact that the Company failed to provide the correct Exhibit 31 certification. The correct exhibit 31 is attached to this 10-K/A as an exhibit. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify  or update those disclosures in the original Form 10-K that may have been affected by events or transactions occurring subsequent to such filing date.

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
OPTEC INTERNATIONAL, INC. (FORMERLY GREEN MEADOW PRODUCTS, INC.)

Dated: March 16, 2018	By:	/s/ Peter Sollenne
Peter Sollenne,
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Sollenne	Director, CEO, CFO (Principal Executive, Financial and Accounting Officer)	March 16, 2018
Peter Sollenne