Form 10-Q/A
period 2017-09-30
Optec International, Inc.
filed 2018-03-19
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment, Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, as filed with the Securities and Exchange Commission (the "SEC") on November 8, 2017 (the "Original Filing").

The purpose of this Amendment on Form 10-Q/A is due to the fact that the Company failed to provide the correct Exhibit 31 certification. The correct exhibit 31 is attached to this 10-Q/A as an exhibit. In addition the Company failed to file the correct details regarding the acquisition of  International Licensing Rights in subsequent events. (Please refer to the corrected subsequent events in Note 9 Subsequent events on page 33).Except as stated herein, this Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify  or update those disclosures in the original Form 10-Q that may have been affected by events or transactions occurring subsequent to such filing date.

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

As a result of the Company's testing of the units which we determined to have met the claims of the manufacturer, Optimized Fuel Technologies, we have entered into an international non-exclusive distributor  agreement with Optimized Fuel Technologies and have changed the Company's name from Green Meadow Products, Inc. to Optec International, Inc. which we believe will better serve the Company's future plans. (For further information on Optec Products acquired-www.optecmpg.com)
We also remain focused on the sales of licensing rights to our Green Meadow PR formula and the manufacturing and sales of our Green Meadow PR formula, as well as the manufacturing and sales of our PawPal product and our recently acquired stress relief formula. We have also tested and sold organic dog treats which contain our pain relief formula and are currently seeking funding sources for the manufacturing of the dog treats as well as our pain relief product for dogs. We have also produced formulas for energy bars.
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
On October 4, 2017 the agreement with Optimized Fuel Technologies for the acquisition of International Licensing Rights was amended whereby the entire agreement was cancelled due to a disagreement as to the valuation of the acquisition for the International Licensing Rights for sales of the Optec Fuel Maximizer units. Both parties agreed that the Company would continue to make international sales of the Optec Fuel Maximizer units under a mutually agreed upon distribution agreement.  Four million 4,000,000 shares were authorized to be issued to Marcus Pawson, Vice President of International Marketing and Sales, for consulting services regarding the sales and negotiations for  the Optec Fuel Maximizer with international markets. In addition 12,000,000 shares were authorized to be issued to Peter Sollenne as a signing bonus as an officer and director.
On October 4, 2017 ("The Effective Time"), Stan Windhorn resigned as Secretary of the Company and Peter Sollenne, CEO and CFO was appointed Secretary. As a result of Stan Windhorn's resignation his 49,700,000 shares were cancelled and an option agreement was entered into between the Company and Stan Windhorn for the purchase of one million shares of common stock at $5.00 per share. Stan Windhorn's resignation was not the result of any disagreement on any matter relating to the Company's operation, policies (including accounting or financial policies) or practices.
On October 4, 2017 the Company changed its address to 2721 Loker Avenue West, Carlsbad, CA 92010; telephone: (760) 444-5566. The Company's website is www.OptecIntl.com in relation to its intent to sell Optec Fuel Maximizer units . The Company currently continues to maintain its website for additional product lines at greenmeadowproducts .com.

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

Dated: March 19, 2018	OPTEC INTERNATIONAL, INC.

	By:	/s/ Peter Sollenne
Peter Sollenne,
Chief Executive Officer