Form 10-Q
period 2017-12-31
Optec International, Inc.
filed 2018-03-21
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

OPTEC INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Wyoming --------------------------------- (State or other jurisdiction of incorporation)	000-55861 ------------------------------- (Commission File Number)	45-5552519 ------------------------------------- (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 20, 2018
Common Stock, $0.001 par value per share	19,245,000

OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

 ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

December 31, 2017

OPTEC INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2017	June 30, 2017
	(Unaudited)
Assets
Current Assets
Cash	$2,006	$342
Accounts receivable net of allowance for doubtful accounts	142,236	4,700
Inventory	85,000	-
Total Current Assets	229,242	5,042
Other Assets
Web development costs, and other intangible assets Net of accumulated amortization	10,608	12,646
Total Other Assets	10,608	12,646

Total Assets	$239,850	$17,688

Liabilities And Stockholders' Equity

Current Liabilities
Accounts Payable	62,192	7,000
Derivative liability	468,025	-
Accrued Interest	3,352	-
Notes Payable net of discount	42,257	-
Loan from related party	100	-
Total Current Liabilities	575,926	7,000

Total Liabilities	575,926	7,000
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 19,245,000 and 52,945,000 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	19,245	52,945
Additional paid in capital	50,205	505
Accumulated earnings (deficit)	(405,526)	(42,762)
Total Stockholders' Equity	(336,076)	10,688

Total Liabilities and Stockholders' Equity	$239,850	$17,688

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended December 31			Six Months Ended December 31
	2017	2016		2017	2016
Revenue
Product	$(3,850)	$-		$86,300	$-
Sub license agreements	-	5,100		4,500	12,200
Total Revenue	(3,850)	5,100		90,800	12,200

Cost of goods sold
Product-Optec	$-	$-		$58,360	$-
Total Cost of Goods	-	-		58,360	-

Gross Profit	(3,850)	5,100		32,440	12,200

Operating Expenses
Professional fees	7,463	1,022		16,036	9,022
Amortization	1,019	1,019		2,038	2,038
Bad debt	35,559	-		35,559	-
Consulting	31,500	-		32,500	-
Commission	5,000	-		5,000	-
Marketing	5,400	-		5,400	-
General & administrative	379	-		537	3
Total Operating Expenses	86,320	(2,041)		97,070	11,063

Income (loss) before other expense	(90,170)	3,059		(64,630)	1,137

Other Expense
Change in fair value of derivative	252,525	-		252,525	-
Interest on convertible notes	45,609	-		45,609	-
Total Other Expense	298,134	-		298,134	-

Net Income (loss)	$(388,304)	$3,059		$(362,764)	$1,137

Basic and Diluted Income (Loss) Per Share from operations	(0.01)*	0.00	*	(0.01)*	0.00	*
*
Weighted Average of Common Shares Outstanding basic and diluted	38,244,500	52,944,500		38,244,500	52,944,500

 * denotes loss of less than $0.01 per share
See accompanying notes to condensed unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended	Six Months Ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities
Net income (loss)	$(362,764)	$1,137
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	2,038	2,038
Amortization of debt discount	42,257	-
Allowance for bad debt	35,559	-
Stock issued for services	16,000	-
Changes in Operating Assets and Liabilities
Accounts receivable	(173,095)	(6,100)
Changes in fair value of derivative liability	252,525	-
Inventory	(85,000)	-
Accounts payable	55,192	(5,000)
Accrued interest	3,352	-
Net Cash Provided by (Used in) Operating Activities-	(213,936)	(7,925)

Cash Flows from Investing Activities	-	-
Net Cash used in Investing Activities	-	-

Financing Activities
Net proceeds from issuance of notes payable	215,500	-
Loan from related party	100	-
Net Cash Provided by Financing Activities	215,600	-

Increase/Decrease in Cash	1,664	(7,925)

Cash at Beginning of Period	342	8,977

Cash at End of Period	$2,006	$1,052

Supplemental disclosure
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Derivative liability and debt discount	$215,000	$-
Options issued in exchange for common stock	$49,700	$-

See accompanying notes to condensed unaudited financial statements

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED December 31, 2017 AND 2016

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
We made a decision to review additional potential products for marketing and distribution in what we consider to be the "Green Sector" or "environmentally friendly". As a result, we acquired seven Optec Fuel Maximizer devices for vehicles for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. We have subsequently sold the devices and have made additional sales of the Optec Fuel Maximizer devices internationally in the first quarter of 2017. The Optec Fuel Maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities.
As a result of the Company's testing of the devices which we determined to have met the claims of the manufacturer Optimized Fuel Technologies, and sales of the device internationally we have entered into a distributor  agreement with Optimized Fuel Technologies and have changed the Company's name from Green Meadow Products, Inc. to Optec International, Inc. which we believe will better serve the Company's future plans. (For further information on Optec Products acquired-www.optecmpg.com)
Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.
BASIS OF PRESENTATION,
The accompanying condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements.  Accordingly, they omit or condense notes and certain other information normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles.  The accounting policies followed for quarterly financial reporting conform with the accounting policies disclosed in Note 2 to the Notes to Financial Statements included in our Annual Report on form 10-K for the year ended June 30, 2017.
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

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2017 and 2016.
CUSTOMER AND PURCHASE CONCENTRATION
Accounts receivable net of allowance for doubtful accounts as of December 31, 2017 were $142,236.
Accounts receivable as of June 3, 2017 were $4,700.
During the six months ended December 31, 2017 and 2016, the following customers represented more than 10% of the Company's sales:
	Six Months ended December 31, 2017		Six Months ended December 31, 2016
	$	%	$	%
Total licensing revenue	4,500	4.9	12,200	100
Total product revenue *	85,100	95.1	-	-
Total revenue	89,600	100	12,200	100

Total licensing revenue
Customer A	4,500	4.9	-	-
Customer B	-	-	7,100	58.2
Customer C	-	-	5,100	41.8
Customer D	31,600	35.3	-	-
Customer E	53,500	59.8	-	-
Concentration total	89,600	100	12,200	100
During the six months ended December 31, 2017 and 2016, the following vendors represented more than 10% of the Company's Purchases:
	Six Months ended December 31, 2017		Six Months ended December 31, 2016
	$	%	$	%
Optimized Fuel Technology	58,326	100	-	-
Total Purchases	58,326	100	-	100
*Total purchase was comprised of $58,326 from Optimized Fuel Technologies

INVENTORY
Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.
FAIR VALUE OF FINANCIAL INSTRUMENTS
As defined in ASC 820" Fair Value Measurements," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).
The following table summarizes fair value measurements by level at December 31, 2017 and June 30, 2017, measured at fair value on a recurring basis:
December 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$468,025	$468,025

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
None	$-	$-	$-	$-

Convertible notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument's maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently remeasured. After initial measurement, they are carried at amortized cost using the effective interest method.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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
OTHER INTANGIBLE ASSETS
Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. As of December 31, 2017, and 2016 our intangible asset related to the purchase of our Green Meadow PR formula for natural pain relief for animals and is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years using straight-line method.
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

The Company's revenues have been generated primarily through sublicense and distribution agreements related to our PawPal product and our pain relief products as well as sales of the Optec Fuel Maximizer devices. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.
For the six months  ended December 31, 2017 and 2016, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.
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
TRADE RECEIVABLES AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
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
ADVERTISING COSTS
The Company's policy regarding advertising is to expense advertising when incurred.  For the three months and six months ended December 31, 2017 and December 31, 2016 the Company had no advertising costs.
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
The Company has no potentially dilutive debt or equity instruments issued and outstanding for the three months and six months ended December 31, 2017 and December 31, 2016.
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

Note 3 – GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at December 31, 2017, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.
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
NOTE  4 - CONVERTIBLE LOANS
At December 31, 2017 and June 30, 2017, convertible loans consisted of the following:

	December 31,	June 30,
	2017	2017
November 7, 2017 Note	$87,500	$-
November 10, 2017 Note	43,000	-
November 24, 2017 Note	112,500	-
Total convertible notes payable	243,000	-
Less: Unamortized debt discount	(200,743)	-
Total convertible notes	42,257	-

Less: current portion of convertible notes	42,257	-
Long-term convertible notes	$-	$-

During the six months ended December 31, 2017 and 2016, the Company recognized amortization discount, included in interest expense, of $42,257 and $0, respectively. During the six months and three months ended December 31, 2017 and 2016, the Company recognized amortization discount, included in interest expense, of $42,257 and $0, respectively.

Promissory Notes - Issued in fiscal year 2018
During the six months ended December 31, 2017, the Company issued a total of $243,000 promissory notes ("Notes") with the following terms:
•	Terms ranging from 8 months to 9 months.
•	Annual interest rates of 10%to 12%.
•	Convertible at the option of the holders at issuance to 180 days.
•
Conversion prices are typically based on the discounted (45% discount) average closing prices or lowest trading prices of the Company's shares during various periods prior to conversion.
Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts totaling to $10,000 and the Company received cash of $91,667.

The Company identified conversion features embedded within certain notes and warrants issued during the six months ended December 31, 2017. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. On issuance, the warrants are exercisable into 20,057 shares of common stock, for a period of five years from issuance, at a price of $3.45 per share. As a result of the reset features, at December 31, 2017, the warrants increased by 8,943 and the total warrants exercisable into 29,000 shares of common stock at $1.50 per share which are potentially dilutive for loss per share disclosure, but the dilution is immaterial . The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

Warrants
A summary of activity during the six months ended December 31, 2017 follows:
	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2017	-	$-
Granted	20,057	3.45
Reset feature	8,943	1.50
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2017	29,000	$1.50

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2017:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
29,000	4.85	$1.50	29,000	$1.50

NOTE  5 - DERIVATIVE LIABILITIES
The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires we assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2017. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At December 31, 2017, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six months ended	Year Ended
	December 31, 2017	June 30, 2017
Expected term	8-9 months	-
Expected average volatility	79% - 487%	-
Expected dividend yield	-	-
Risk-free interest rate	1.37% - 2.20%	-
The following table summarizes the changes in the derivative liabilities during the six months ended December 31, 2017:
Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance –June 30, 2017	$-

Addition of new derivatives recognized as debt discounts	215,000
Addition of new derivatives recognized as loss on derivatives	166,431
(Gain)/loss on change in fair value of the derivative	86,594
Balance - December 31, 2017	$468,025
The aggregate loss on derivatives during the six months ended December 31, 2017 and 2016 was $252,525 and $0, respectively. The aggregate loss on derivatives during the three months ended December 31, 2017 and 2016 was $252,525 and $0, respectively.
Note 6 –LICENSING AND SERVICE AGREEMENTS
On August 28, 2017 we sold a non-exclusive formula for energy bars to Belu Organics, Inc. for $4,500.
Note 7 - RELATED PARTY TRANSACTIONS
On October 4, 2017 ("The Effective Time"), Stan Windhorn resigned as Secretary of the Company and Peter Sollenne, a consultant and acting CEO and CFO was elected as Secretary. As a result of Stan Windhorn's resignation his 49,700,000 shares were cancelled and an option agreement was entered into between the Company and Stan Windhorn for the purchase of one million shares of common stock at $5.00 per share, which were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive. Stan Windhorn's resignation was not the result of any disagreement on any matter relating to the Company's operation, policies (including accounting or financial policies) or practices.
On October 4, 2017 tweve million (12,000,000) shares of common stock were authorized to be issued to Peter Sollenne as a bonus for his appointment as an officer and director of the Company.
On October 4, 2017 four million (4,000,000) shares were authorized to be issued to Marcus Pawson as Vice President of International Sales.

Note 8 - COMMITMENTS AND CONTINGENCIES
Contractual obligations
On November 7, 2017 we issued a note to St. George Investments LLC for $87,500 at a 10% interest rate and maturity date of July 7, 2018. There were $17,500 in fees associated with the note resulting in a net amount to us of $70,000.
On November 10, 2017 we issued a note to Power Up Lending for $43,000 at a 12% interest rate and maturity date of August 30, 2018.  There were $3,000 in fees associated with the note resulting in a net amount to us of $40,000.
On November 24, 2017 we issued a note to Auctus for $112,500 at a 12% interest rate and maturity date of August 24, 2018. There were $12,000 in fees associated with the note resulting in a net amount to us of $100,500.
Litigation
We were not subject to any legal proceedings during the quarters ended December 31, 2017 or 2016 and no legal proceedings are currently pending or threatened to the best of our knowledge.
Note 9 - COMMON STOCK
The Company is authorized to issue seventy- five million shares of common stock with $0.001 par value.
On October 4, 2017, 49,700,000 shares of common stock were retired resulting from the resignation of Stan Windhorn as an officer and director and options to purchase 1,000,000 shares of common stock at $5.00 were issued.
On October 4, 2017 twelve million (12,000,000) shares of common stock were authorized to be issued to Peter Sollenne for services valued at $4,000 ($.001 per share) as a bonus for his appointment as an officer and director of the Company.
On October 4, 2017 four million (4,000,000) shares were authorized to be issued to Marcus Pawson as Vice President of International Sales for services valued at $4,000 ($.001 per share).
As of December 31,2017, there were 19,245,000 shares of common stock issued and outstanding. As of December 31, 2016, there were 52,944,500 shares of common stock issued and outstanding.
Note 10 – SUBSEQUENT EVENTS
Management has reviewed events between December 31, 2017 to the date that the financials were issued, and other than the following there were no other significant events identified for disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Optec International, Inc. (formerly Green Meadow Products, Inc), ("the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

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
The Company currently has focused its resources towards the sales of The Optec Fuel Maximizer, an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities.  (For further information on Optec Products acquired-www.optecmpg.com). We are currently expanding our marketing efforts and sales of the Optec Fuel Maximizer untis .
The Company also continues to operate in the pet natural health supplement and related fields; with a focus on natural pet pain relief formulas and pet pain preventative products. However the Company's main focus is on sales of the Optimized Fuel Maximizer units and has focused its resources accordingly.
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

For the year ended June 30, 2017 and the six months and three months period ended December 31, 2017, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For the Three and Six Months Ended December 31, 2017 Compared To The Three and Six Months Ended December 31, 2016.

Revenue

For the three month period ended December 31, 2017, we had $(3,850) in loss derived from return of an order of Optec Fuel Maximizer product and for the six month period ended December 31, 2017 we had $90,800 in total sales of which $4,500 in sales to one customer for a custom formula for an energy bar which equates to 5% of sales for the quarter, and $86,300 in sales of the Optec Fuel Maximizer devices, which equates to 95% of sales for the quarter. The increase in revenues is attributable to the sales of the Optec Fuel Maximizer Devices to three international companies.

For the three month period ended December 31, 2016, we had $5,100 in revenues derived from the sale of a sub license agreement which equates to 100% of sales, and for the six month period ended December 31, 2016 we had sales for a sub license agreement for a dog of treat formula of $7,100 which equates to 58.2% of sales for the quarter and sub license sales to Mountain High Products in the amount of $5,100 which equates to 41.8% of sales for the quarter.

Cost of Sales

For the three-month period ended December 31, 2017, we had no cost of goods.

For the six-month period ended December 31, 2017, we had cost of goods of $58,360 relating to sale of Optec Fuel Maximizer units.

For the three months and six months period ended December 31, 2016, we had no cost of goods.

Gross Profit

For the three months period ended December 31, 2017, we recognized a loss of $3,850 from the return of Optec Fuel Maximizer units.

For the six months period ended December 31, 2017, we recognized a gross profit of $32,440 from sale of a sub license agreement for a dog treat product formula and sale of Optec Fuel Maximizer units.

For the three months period ended December 31, 2016, we recognized a profit of $5,100.

For the six months period ended December 31, 2016, we recognized a gross profit of $12,200 from sale of a sub license agreement for a dog treat formula.

Operating Expenses

For the three months period ended December 31, 2017, we incurred total operating expenses of $86,320 consisting of professional fees of $7,463, consulting fees of $31,500, marketing fees of $5,400, bad debt allowance of $35,559, Commission of $5,000, Amortization of $1,019, general and administrative fees of $379.
Other expenses incurred for the three months period ended December 31, 2017 included a change in FV of derivative $252,525 and interest on convertible notes $45,609 for a total other expense of $298,134. Increases in expenses is attributable to costs associated with the sales of the Optec Fuel Maximizer units and the costs associated with three notes which the Company issued.

For the six months period ended December 31, 2017, we incurred total operating expenses of $97,070 consisting of professional fees of $16,036, consulting fees of $32,500, marketing fees of $5,400, bad debt allowance of $35,559, commission of $5,000, amortization of $2,038, and general and administrative fees of $537.

Other expenses incurred for the six months period ended December 31, 2017 included a change in FV of derivative $252,525 and interest on convertible notes $45,609 for a total other expense of $298,134. Increases in expenses is attributable to costs associated with the sales of the Optec Fuel Maximizer units and the costs associated with three notes which the Company issued.

For the three months period ended December 31, 2016, we incurred total operating expenses of $2,041 consisting of professional fees of $1,022 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $0 and general and administrative fees of $0.  For the six months period ended December 31, 2016, we incurred total operating expenses of $11,063 consisting of professional fees of $9,022 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $2,038, and general & administrative fees of $3.

Income Tax

For the three months and six months period ended December 31, 2017 and 2016, we did not recognize a tax expense.

Net Income (Loss)

For the three months period ended December 31, 2017, we incurred a net loss of $388,304 due to the factors discussed above and for the six months period ended December 31, 2017 we incurred a net loss of $362,764 due to the factors discussed above.

For the three months period ended December 31, 2016, we incurred a net profit of $3,059 due to the factors discussed above and for the six months period ended December 31, 2016, we incurred a net profit of $1,137 due to the factors discussed above.

Liquidity and Capital Resources

For the Six Months Ended December 31, 2017 Compared to The Year Ended June 30, 2017

As at December 31, 2017, the Company had cash on hand of $2,006, total assets of $239,850, total liabilities of $575,826 and stockholders' equity (deficit) of (335,976).

As at June 30, 2017, the Company had cash on hand of $342, total assets of $17,688, total liabilities of $7,000, and stockholders' equity of $10,688.

Operating Activities

For the Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31,2016.

For the six months period ended December 31, 2017, we used $213,336 cash in operating activities.

During the six months ended December 31, 2017, we incurred a loss of $362,764, a change in accounts receivable of $(173,095), change in accounts payable of $55,192, a change in notes payable of $42,257 reduced further by a net increase in interest of $3,352 for convertible notes; a change in fair value of derivative liability of $252,525.

During the six months ended December 31, 2016, we incurred a net of profit of $1,137, amortization expense of $2,038 a decrease in accounts payable of $(5,000) and a change in tax payable/receivable of $(6,100).

Investing Activities

For the six months period ended December 31, 2017 and December 31, 2016 we had no cash used in investing activities.

Financing Activities

During the six months ended December 31, 2017 we had net cash of $215,600 provided by financing activities and no financing activities during the six months ended December 31, 2016.

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

The Company believes it may have insufficient cash resources available to fund its primary operation for the next twelve (12) months. To continue as a going concern the Company will need to increase its revenues and\ or raise additional capital. Currently the Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's Marchr 31, 2018 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the six-month periods ended December 31, 2017 or 2016 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the six months ended December31, 2017.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the six and six months ended December 31, 2017.

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

101**	Interactive Data Files
** Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Dated: March 20, 2018	OPTEC INTERNATIONAL, INC.

	By:	/s/ Peter Sollenne
Peter Sollenne,
Chief Executive Officer