Form 10-Q
period 2018-03-31
Optec International, Inc.
filed 2018-05-04
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [  ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2018
Common Stock, $0.001 par value per share	19,245,000

OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

 ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

March 31, 2018

OPTEC INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	March31, 2018	June 30, 2017
	(Unaudited)
Assets
Current Assets
Cash	$711	$342
Accounts receivable net of allowance for doubtful accounts	49,580	4,700
Inventory	85,000	-
Total Current Assets	135,291	5,042
Other Assets
Loan receivable	92,500	-
Web development costs, and other intangible assets Net of accumulated amortization	9,589	12,646
Total Other Assets	102,089	12,646

Total Assets	$237,380	$17,688

Liabilities And Stockholders' Equity (Deficit)

Current Liabilities
Accounts Payable and accrued expenses	74,615	7,000
Accrued expenses-related party	9,000	-
Derivative liability	790,011	-
Accrued Interest	14,726	-
Notes Payable net of discount	125,094	-
Loan from related party	100	-
Total Current Liabilities	1,013,546	7,000

Total Liabilities	1,013,546	7,000

Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 19,245,000 and 52,945,000 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	19,245	52,945
Additional paid in capital	50,205	505
Accumulated earnings (deficit)	(845,616)	(42,762)
Total Stockholders' Equity (Deficit)	(776,166)	10,688

Total Liabilities and Stockholders' Equity (Deficit)	$237,380	$17,688

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Revenue
Product	$-	$12,000	$86,300	$12,000
Consulting Income	305	-	305
Sub license agreements	-	-	4,500	12,200
Total Revenue	305	12,000	91,105	24,200

Cost of goods sold
Cost of Goods	$-	$7,000	$58,360	$7,000
Total Cost of Goods	-	7,000	58,360	7,000

Gross Profit	305	5,000	32,745	17,200

Operating Expenses
Professional fees	12,423	-	28,459	9,022
Amortization	1,019	1,019	3,057	3,057
Bad debt	(39)	-	35,520	-
Consulting fees	755	-	2,255	-
Consulting fees-related party	9,000	-	40,000	-
Commission	-	-	5,000	-
Marketing	1,000	5,075	6,400	5,075
General & administrative	40	3	577	6
Total Operating Expenses	24,198	6,097	121,268	17,160

Income (loss) before other expense	(23,893)	(1,097)	(88,523)	40

Other Expense
Change in fair value of derivative	321,986	-	574,511	-
Interest on convertible notes	94,211	-	139,820	-
Total Other Expense	416,197	-	714,331	-

Net Income (loss)	$(440, 090)	$(1,097)	$(802,854)	$40

Basic and Diluted Income (Loss) Per Share from operations	(0.01)*	(0.00)*	(0.01)*	0.00	*

Weighted Average of Common Shares Outstanding basic and diluted	19,245,000	52,944,500	31,051,799	52,944,500

* denotes loss of less than $0.01 per share

See accompanying notes to condensed unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Cash Flows from Operating Activities
Net income (loss)	$(802,854)	$40
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	3,057	3,057
Amortization of debt discount	125,094	-
Allowance for bad debt expense	35,520	-
Changes in fair value of derivative liability	574,511
Stock issued for services	16,000	-
Changes in Operating Assets and Liabilities
Accounts receivable	(80,400)	(12,100)
Inventory	(85,000)	-
Accounts payable and accrued expenses	67,615	2,000
Accrued expenses-related party	9,000	-
Accrued interest	14,726	-
Net Cash Provided by (Used in) Operating Activities-	(122,731)	(7,003)

Cash Flows from Investing Activities
Loan receivable	(92,500)	-
Net Cash used in Investing Activities	(92,500)	-

Financing Activities
Proceeds from issuance of notes payable	215,500	-
Loan from related party	100	-
Net Cash Provided by Financing Activities	215,600	-

Increase/Decrease in Cash	369	(7,003)

Cash at Beginning of Period	342	8,977

Cash at End of Period	$711	$1,974

Supplemental disclosure
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Derivative liability and debt discount	$215,500	$-
Options issued in exchange for common stock	49,700	$-

See accompanying notes to condensed unaudited financial statements

OPTEC INTERNATIONAL, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2018 AND 2017

Note 1 – NATURE OF OPERATIONS
Optec International, Inc. (Formerly Green Meadow Products, Inc. "the Company", "GMP", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.
We still maintain seeking better terms for manufacturing and sales of our Green Meadow PR formula, both of which are organic products, as well as the manufacturing and sales of our PawPal product and our stress relief formula. We have also tested and sold organic dog treats which contain our pain relief formula and are currently seeking funding sources for the manufacturing of the dog treats as well as our pain relief product for dogs. We have also produced formulas for energy bars.
However our primary focus has changed as we made a decision to review additional potential products for marketing and distribution in what we consider to be the “Green Sector” or “environmentally friendly”. As a result, we acquired seven Optec Fuel Maximizer devices for vehicles for testing; comprised of 2 HD Optec Fuel Maximizers, 2 Intermediate Optec Fuel Maximizers, 1 Optec Fuel Maximizer for gas passenger cars, 1 Optec Fuel Maximizer for diesel passenger cars. We have subsequently sold the devices and have made additional sales of the Optec Fuel Maximizer devices internationally in the first period of 2017. The Optec Fuel Maximizer is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities.
As a result of the Company’s testing of the devices which we determined to have met the claims of the manufacturer Optimized Fuel Technologies, and sales of the device internationally we have entered into a distributor  agreement with Optimized Fuel Technologies and have changed the Company’s name from Green Meadow Products, Inc. to Optec International, Inc. which we believe will better serve the Company’s future plans. (For further information on Optec Products acquired-www.optecmpg.com)
Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

CASH AND CASH EQUIVALENTS
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.
CUSTOMER AND PURCHASE CONCENTRATION
Accounts receivable net of allowance for doubtful accounts as of March 31, 2018 were $49,580.
Accounts receivable as of June 30, 2017 were $4,700.
During the three months ended March 31, 2018 and 2017, the following customers represented more than 10% of the Company’s sales:
	Three Months ended March 31, 2018		Three Months ended March 31, 2017
	$	%	$	%
Total licensing revenue
Total Consulting Revenue	305	100	-	-
Total product revenue *	-	-	12,000	100
Total revenue	305	100	12,000	100

Total licensing revenue
Customer A	-	-	-	-
Customer B	305	100	-	-
Customer C	-	-	-	-
Customer D	-	-	-	-
Customer E	-	-	12,000	100
Concentration total	305	100	12,000	100
During the three months ended March 31, 2018 and 2017, the following vendors represented more than 10% of the Company’s Purchases:
	Three Months ended March 31, 2018		Three Months ended March 31, 2017
	$	%	$	%
Optimized Fuel Technology
Product-Optec	-	-	12,000	100
Total Purchases	-	-	12,000	100
*Total purchase was comprised of $305 from Consulting Revenue for three months ended March 31, 2018 and $12,000 from Optec Product for three months ended March 31, 2017.

During the nine months ended March 31, 2018 and 2017, the following customers represented more than 10% of the Company’s sales:
	Nine Months ended March 31, 2018		Nine Months ended March 31, 2017
	$	%	$	%
Total licensing revenue	4,500	5.0	12,200	50.4
Total Consulting Revenue	305	.4	-
Total product revenue *	86,300	94.6	12,000	49.6
Total revenue	91,105	100	24,200	100

Total licensing revenue
Customer A	4,500	5.0	-	-
Customer B	305	.4	7,100	29.3
Customer C	1,200	1.3	5,100	21.1
Customer D	31,600	34.6	-	-
Customer E	53,500	58.7	12,000	49.6
Concentration total	91,105	100	24,200	100
During the nine months ended March 31, 2018 and 2017, the following vendors represented more than 10% of the Company’s Purchases:
	Nine Months ended March 31, 2018		Nine Months ended March 31, 2017
	$	%	$	%
Product-Optec	49,580	100	12,000	100
Total Purchases	49,580	100	12,000	100
*Total purchase was comprised of $31,600 from Go Green and $53,500 from Nektar less allowance for doubtful accounts of $35,520 for nine months ended March 31, 2018 and $12,000 from Optec Product for nine months ended March 31, 2017.
INVENTORY
Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.
FAIR VALUE OF FINANCIAL INSTRUMENTS
As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level at March 31, 2018 and June 30, 2017, measured at fair value on a recurring basis:
March 31, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
Derivative liabilities	$-	$-	$790,011	$790,011

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-

Liabilities
None	$-	$-	$-	$-

Convertible notes

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The component parts of compound instruments are classified separately as financial liabilities and equity in accordance with the substance of the contractual arrangement. At the date of issue, the fair value of the liability component is estimated using the prevailing market interest rate for a similar non-convertible instrument. This amount is recorded as a liability on an amortized cost basis until extinguished upon conversion or at the instrument’s maturity date. The equity component is determined by deducting the amount of the liability component from the fair value of the compound instrument as a whole. This is recognized as additional paid-in capital and included in equity, net of income tax effects, and is not subsequently re-measured. After initial measurement, they are carried at amortized cost using the effective interest method.

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

OTHER INTANGIBLE ASSETS
Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. As of March 31, 2018, and December 31, 2017 our intangible asset related to the purchase of our Green Meadow PR formula for natural pain relief for animals and is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years using straight-line method.
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

For the three and nine months ended March 31, 2018 and 2017, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.
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
ADVERTISING COSTS
The Company's policy regarding advertising is to expense advertising when incurred.  For the three months and nine months ended March 31, 2018 and March 31, 2017 the Company had no advertising costs.
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
The Company has  potentially dilutive debt or equity instruments issued and outstanding for the three months and nine months ended March 31, 2018 and none for the three months and nine months ended March 31, 2017. (See Note 4 on page 13 and Note 5 on page 14 below).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.
Note 3 – GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at March 31, 2018, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.
The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
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

NOTE  4 – LOANS
On November 1, 2017 the board of Directors approved a revolving loan with a three year maximum term and a limit of $250,000 to Optimized Fuel Technologies, the manufacturer of the Fuel Maximizer units we sell. The loan is intended to have various advances at a 0% interest rate for the first 90 days with the interest rate subject to adjustment thereafter. During November 2017 advances totaling $92,500 were made. The loan was made to facilitate the additional CARB (California Air Resources board)certifications, Patents expanded, and other certifications needed, which are required for both domestic and international markets.
NOTE  5 - CONVERTIBLE LOANS
At March 31, 2018 and June 30, 2017, convertible loans consisted of the following:

	March 31,	June 30,
	2018	2017
November 7, 2017 Note	$87,500	$-
November 10, 2017 Note	43,000	-
November 24, 2017 Note	112,500	-
Total convertible notes payable	243,000	-
Less: Unamortized debt discount	(117,906)	-
Total convertible notes	125,094	-

Less: current portion of convertible notes	125,094	-
Long-term convertible notes	$-	$-

During the three months ended March 31, 2018 and 2017, the Company recognized amortization of debt discount, included in interest expense, of $82,837 and $0, respectively.During the nine months ended March 31, 2018 and 2017, the Company recognized amortization of debt discount, included in interest expense, of $125,094 and $0, respectively.
Promissory Notes - Issued in fiscal year 2018
During the nine months ended March 31, 2018, the Company issued a total of $243,000 promissory notes (“Notes”) with the following terms:
•	Terms ranging from 8 months to 9 months.
•	Annual interest rates of 10%to 12%.
•	Convertible at the option of the holders at issuance to 180 days.
•	Conversion prices are typically based on the discounted (45% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.
Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts totaling to $10,000 and the Company received cash of $215,500.
The Company identified conversion features embedded within certain notes and warrants issued during the nine months ended March 31, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. On issuance, the warrants are exercisable into 20,057 shares of common stock, for a period of five years from issuance, at a price of $3.45 per share. As a result of the reset features, at March 31, 2018, the warrants increased by 8,943 and the total warrants exercisable into 29,000 shares of common stock at $1.50 per share which are potentially dilutive for loss per share disclosure, but the dilution is immaterial . The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

Warrants
The Company identified conversion features embedded within certain notes and warrants issued during the nine months ended March 31, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. On issuance, the warrants are exercisable into 20,057 shares of common stock, for a period of five years from issuance, at a price of $3.45 per share. As a result of the reset features, at March 31, 2018, the warrants increased by 14,743 and the total warrants exercisable into 34,800 shares of common stock at $1.25 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.
Warrants
A summary of activity during the nine months ended March 31, 2018 follows:
	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2017	-	$-
Granted	20,057	3.45
Reset feature	14,743	1.25
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2018	34,800	$1.25

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2018:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
34,800	4.61	$1.25	34,800	$1.25

NOTE  6 - DERIVATIVE LIABILITIES
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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At March 31, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Year Ended
	March 31, 2018	June 30, 2017
Expected term	8-9 months	-
Expected average volatility	79% - 487%	-
Expected dividend yield	-	-
Risk-free interest rate	1.37% - 2.20%	-
The following table summarizes the changes in the derivative liabilities during the nine months ended March 31, 2018:
Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance –June 30, 2017	$-

Addition of new derivatives recognized as debt discounts	215,500
Addition of new derivatives recognized as loss on derivatives	165,931
Change in fair value of the derivative	408,580
Balance - March 31, 2018	$790,011
The aggregate loss on derivatives during the nine months ended March 31, 2018 and 2017 was $574,511 and $0, respectively. The aggregate loss on derivatives during the three months ended March 31, 2018 and 2017 was $321,986 and $0, respectively.

Note 7 –LICENSING AND SERVICE AGREEMENTS
On August 28, 2017 we sold a non-exclusive formula for energy bars to Belu Organics, Inc. for $4,500.
Note 8 - RELATED PARTY TRANSACTIONS
On October 4, 2017 (“The Effective Time”), Stan Windhorn resigned as Secretary of the Company and Peter Sollenne, a consultant and acting CEO and CFO was elected as Secretary. As a result of Stan Windhorn’s resignation his 49,700,000 shares were cancelled and an option agreement was entered into between the Company and Stan Windhorn for the purchase of one million shares of common stock at $5.00 per share. Stan Windhorn’s resignation was not the result of any disagreement on any matter relating to the Company’s operation, policies (including accounting or financial policies) or practices.
On October 4, 2017 twelve million (12,000,000) shares of common stock were authorized to be issued and subsequently issued to Peter Sollenne as a bonus for his appointment as an officer and director of the Company in addition to a cash compensation of $3,000 per month. At March 31, 2018 unpaid accrued compensation amounted to $9,000.
On October 4, 2017 four million (4,000,000) shares were authorized to be issued and subsequently issued to Marcus Pawson as Vice President of International Sales. Marcus Pawson is the son of the majority owner of Optimized Fuel Technologies from which  we purchase fuel maximizer devices for resale and to whom we have a revolving loan arrangement.
Note 9 - COMMITMENTS AND CONTINGENCIES
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
Litigation
We were not subject to any legal proceedings during the periods ended March 31, 2018 or 2017 and no legal proceedings are currently pending or threatened to the best of our knowledge.
Note 10 - COMMON STOCK
The Company is authorized to issue seventy- five million shares of common stock with $0.001 par value.
On October 4, 2017, 49,700,000 shares of common stock were retired resulting from the resignation of Stan Windhorn as an officer and director and options to purchase 1,000,000 shares of common stock at $5.00 were issued.
On October 4, 2017 twelve million (12,000,000) shares of common stock were authorized to be issued to Peter Sollenne for services valued at $12,000 ($.001 per share) as a bonus for his appointment as an officer and director of the Company.
On October 4, 2017 four million (4,000,000) shares were authorized to be issued to Marcus Pawson as Vice President of International Sales for services valued at $4,000 ($.001 per share).
As of March 31,2018, there were 19,245,000 shares of common stock issued and outstanding. As of March 31, 2017, there were 52,944,500 shares of common stock issued and outstanding.
Note 11 – SUBSEQUENT EVENTS
Management has reviewed events from March 31, 2018 to the date that the financials were issued, and other than the following there were no other significant events identified for disclosure.

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
The Company currently has focused its resources towards the sales of The Optec Fuel Maximizer, an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities.  (For further information on Optec Products acquired-www.optecmpg.com). We are currently expanding our marketing efforts and sales of the Optec Fuel Maximizer units.
The Company also continues to operate in the pet natural health supplement and related fields; with a focus on natural pet pain relief formulas and pet pain preventative products. However the Company’s main focus is on sales of the Optimized Fuel Maximizer units and has focused its resources accordingly.
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

For the year ended June 30, 2017 and the nine months and three months period ended March 31, 2018, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For the Three and Nine Months Ended March 31, 2018 Compared to The Three and Nine Months Ended March 31, 2017.

Revenue

For the three-month period ended March 31, 2018, we had income for consulting in the amount of $305. derived from Belu Organics and for the nine-month period ended March 31, 2018 we had $91,105 in total sales of which $4,500 in sales to one customer for a custom formula for an energy bar which equates to 5% of sales for the period, and $86,300 in sales of the Optec Fuel Maximizer devices, which equates to 94.6% of sales for the period and $305 for consulting which equates to .4% for the period. The increase in revenues is attributable to the sales of the Optec Fuel Maximizer Devices to three international companies.

For the three month period ended March 31, 2017, we had $12,000 in revenue derived from Optec Product sales and for the nine month period ended March 31, 2017 we had $24,200 in total sales of which $12,200 in sub license agreements which equates to 50.4% of sales for the period, and $12,000 in Optec Product sales  which equates to 49.6% of sales for the period.

Cost of Sales

For the three-month period ended March 31, 2018, we had no cost of goods.

For the nine-month period ended March 31, 2018, we had cost of goods of $58,360 relating to sale of Optec Fuel Maximizer units.

For the three months period ended March 31, 2017, we had cost of goods of $7,000 relating to the sale of Optec Product.

For the nine-month period ended March 31, 2018, we had cost of goods of $7,000 relating to sale of Optec
Product.

Net Loss

For the three months period ended March 31, 2018, we recognized a net loss of $440,090 due to the following: $24,198 due to operating expenses, $321,986 due to the change in fair value of derivative and $94,211 from interest on convertible notes.
For the nine months period ended March 31, 2018, we recognized a loss of $802,854 due to the following:  $121,268 due to operating expenses, $574,511 due to the change in fair value of derivative and $139,280 from interest on convertible notes.
For the three months period ended March 31, 2017, we recognized a loss of $1,097.

For the nine months period ended March 31, 2017, we recognized a net profit of $40 from sale of a sub license agreement for a dog treat product formula and sale of Optec Product offset by operating expenses.

Operating Expenses

For the three months period ended March 31, 2018, we incurred total operating expenses of $24,198 consisting of professional fees of $12,423, consulting fees of $9,755, marketing fees of $1,000, bad debt expense of $(39), Commission of $0, Amortization of $1,019, general and administrative fees of $40.

Other expenses incurred for the three months period ended March 31, 2018 included a change in fair value of derivative $321,986 and interest on convertible notes $94,211 for a total other expense of $416,197.  Increases in expenses is attributable to costs associated with the sales of the Optec Fuel Maximizer units and the costs associated with three notes which the Company issued.

For the nine months period ended March 31, 2018, we incurred total operating expenses of $121,268 consisting of professional fees of $28,459, consulting fees of $42,255, marketing fees of $6,400, bad debt expense of $35,520, commission of $5,000, amortization of $3,057, and general and administrative fees of $577.

Other expenses incurred for the nine months period ended March 31, 2018 included a change in fair value of derivative $574,511 and interest on convertible notes $139,820 for a total other expense of $714,331. Increases in expenses is attributable to costs associated with the sales of the Optec Fuel Maximizer units and the costs associated with three notes which the Company issued.

For the three months period ended March 31, 2017, we incurred total operating expenses of $6,097 consisting of marketing and advertising expense of $5,075 for promotional costs associated with commercial for pain relief product for dogs, amortization of $1,019, and fees of $3.

For the nine months period ended March 31, 2017, we incurred total operating expenses of $17,160 consisting of professional fees of $9,022, consulting fees of $0, and advertising of $5,075, amortization of $3,057, and general and administrative fees of $6.
Income Tax

For the three months and nine months period ended March 31, 2018 and 2017, we did not recognize a tax expense.

Net Income (Loss)

For the three months period ended March 31, 2018, we incurred a net loss of $440,090 due to the factors discussed above and for the nine months period ended March 31, 2018 we incurred a net loss of $802,854 due to the factors discussed above.

For the three months period ended March 31, 2017, we incurred a net loss of $1,097 due to the factors discussed above and for the nine months period ended March 31, 2017, we generated a net profit of $40 due to the factors discussed above.

Liquidity and Capital Resources

For the Nine Months Ended March 31, 2018 Compared to The Year Ended June 30, 2017

As at March 31, 2018, the Company had cash on hand of $711, total assets of $237,380, total liabilities of $1,013,546 and stockholders' equity (deficit) of ($776,166).

As at June 30, 2017, the Company had cash on hand of $342, total assets of $17,688, total liabilities of $7,000, and stockholders' equity of $10,688.

Operating Activities

For the Nine Months Ended March 31, 2018 Compared to the  Nine Months Ended March 31,2017.

For the nine months period ended March 31, 2018, we used $122,731 cash in operating activities.

During the nine months ended March 31, 2018, we incurred a loss of $(802,854), a change in accounts receivable of $(80,400), change in accounts payable and accrued expenses of $67,615, amortization expense of $3,057, amortization of debt discount of $125,094, stock issued for services $16,000, bad debt expense of $35,520 a change in fair value of derivative liability of $574,511, and change in inventory of $(85,000).

For the nine months period ended March 31, 2017, we used $7,003 cash in operating activities.

During the nine months ended March 31, 2017, we incurred a profit of $40, a change in accounts receivable of $(12,100), change in accounts payable of $2,000, amortization expense of $3,057

Investing Activities

For the nine months period ended March 31, 2018 we had made a loan under a revolving loan agreement to Optimized Fuel technologies for $92,500 which was to aid their development of the products we are selling; and March 31, 2017 we had no cash used in investing activities.

Financing Activities

During the nine months ended March 31, 2018 we had net cash of $215,600 provided by financing activities and no financing activities during the nine months ended March 31, 2017.

The Company has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern.

The Company believes it may have insufficient cash resources available to fund its primary operation for the next twelve (12) months. To continue as a going concern the Company will need to increase its revenues and\ or raise additional capital. Currently the Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's March 31, 2018 period. The Company has not negotiated nor has available to it any other third party sources of liquidity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the June 30, 2017 annual report..

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This quarterly report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this quarterly report on Form 10-Q.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the nine months periods ended March 31, 2018 or 2017 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued sold during the nine months ended March31, 2018.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and nine months ended March 31, 2018.

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

Dated: May 4, 2018	OPTEC INTERNATIONAL, INC.

	By:	/s/ Peter Sollenne
Peter Sollenne,
Chief Executive Officer