Form 10-K
period 2018-06-30
Optec International, Inc.
filed 2018-10-15
CIK 1557340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant on December 31, 2017, based upon the closing price of Common Stock on such date as reported by OTCQB Market, was approximately $14,764,750. Shares of common stock known to be owned by directors and executive officers of the Registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

Number of shares of common stock outstanding at October 11, 2018: 17,829,947 (as restated for 7 for 1 forward split of the Company's common stock completed effective June 1, 2015).

Documents incorporated by reference: None.

i

 Certain Terms Used in this Report

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Optec International, Inc.”,Optec”, "Green Meadow Products," "GM," "the Company," "we," "us," and "our," refer to Optec International, Inc. (Formerly Green meadow Products, Inc.) a Wyoming corporation.

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

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

The Company distributes products in what we consider to be the “Green Sector” or “environmentally friendly sector”. In the last year the Company has focused its resources towards the sales of The Optimized Fuel Maximizer, an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency and performance while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities.  (For further information on Optec Products acquired-www.optecmpg.com).
On June 4, 2018 the Company entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies, a related party, for the right to exclusively distribute and sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada. Consideration of $501,500 was paid for the licensing right in the form of one million five hundred thousand (1,500,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies; in addition to five hundred thousand dollars ($500,000) to be paid over the course of 24 months from the date herein; of which the Company has paid $109,000.

On June 20, 2018 the Company entered into an Exclusive Licensing Agreement Addendum with Optimized Fuel Technologies for the right to exclusively sell the Optimized Fuel Maximizer worldwide. On June 4, 2018, the Company had entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies for the right to exclusively sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada; this agreement extends exclusive marketing right to include North America and Canada. Consideration of $1,000 was paid for the licensing rights under the addendum in the form of one million (1,000,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies.

On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optimized Fuel Maximizer on a manufacturer direct basis. As the Company owns the exclusive licensing rights to sales of the Optimized Fuel Maximizer; per the Royalty agreement dated August 27, 2018 the Company agreed to the acceptance of royalty revenue generated by sales which are made on a manufacturer direct basis.

We are currently expanding our marketing efforts and sales of the Optimized Fuel Maximizer units.

Previously the Company had engaged in the sales of pet pain relief products and licenses for the formulation of pet products. While the Company still retains ownership of the pain relief product for pets, that sector of business is no longer the focal point of the Company. The company expects to sell off the formulation for the pet pain relief product in the next quarter.

Optimized Fuel Maximizer Product

Sales and Marketing
In the last year we have marketed the product and have done marketing testing with some minimal sales of the Optimized Fuel Maximizer in order to aid the manufacturer in the final product development. In that process we have sold $85,100 of product internationally in the last year for vehicles. Additionally, the product was tested on truck refrigeration systems, generators and large off road diesel trucks in order to best determine our marketing strategies moving forward.

The product has been updated and is currently being marketed for:

Passenger Vehicles (cars, small trucks and SUVs)
Intermediate / Medium duty Trucks
Off-Road equipment as well as Generator systems
Heavy Duty Diesel On-Road Vehicles and Transportation Refrigeration Units

Our marketing efforts target larger distributors of automotive products as well as larger fleets of vehicles such as :

•	Automotive parts stores
•	Police Forces
•	Fire Departments
•	UPS
•	Federal Express
•	DHL
•	Knight Trucking fleets
•	And additional car or truck fleets both internationally and nationally

Product Description

Image of different models

The Optimized Fuel Maximizer, is an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency while simultaneously reducing harmful emissions and enhancing performance.

The Optimized Fuel Maximizer is manufactured by Optimized Fuel technologies in the USA.

The product is a small, non-intrusive system that connects to an engines fuse box and source of vacuum. It requires no tanks or water reservoirs. By definition the Optimized Fuel Maximizer is a hydrogen fuel cell and it’s function is to emit a micro amount of hydrogen and cooler air into the combustion chamber to complete the combustion of the fuel. The technology is fully patented by the manufacturer and has undergone rigorous third-party testing to support performance claims and engine safety. The cost for installation of the system varies depending on the type of vehicle or generator it is being added to.

The product was designed for three different applications

Unit Type	Application
PSV38D	Diesel passenger vehicles and light duty trucks
PSV38G	Gasoline passenger vehicles and light duty trucks
MD374	Diesel Medium Duty weight class vehicles
MD374G	Gasoline Medium Duty weight class vehicles such as delivery vans
HD386	Heavy Duty Diesel engines including on-road and off-road applications
TRU386	Transportation Refrigeration Units

The state of California requires all aftermarket parts to be tested and approved for the legal sale and installation. The Optimized Fuel Maximizer has been in testing for three years and has received an executive order for the legal sale of the product for various diesel engines. Currently the Optimized Fuel Maximizer is unavailable in the state of California for gasoline vehicles but is in the application process of obtaining the addition of these engines.

Industry Overview

The Global Automotive aftermarket size in 2016 was $640B+ and there is a 4.7% market growth rate expected to reach $847.15B by 2022

•	“Asia-Pacific is anticipated to be the fastest growing market with a CAGR of about 6.5%.

•
In Europe, products which enhance the performance and agility features of the vehicle are expected to show highest growth. There are 751.4M+ motor vehicles in operation outside of the U.S and 29M number of commercial vehicle sales globally in 2017.

(*Source the Global Automotive Aftermarket Products market by Research and Market Reports)

With the ever-tightening emission and fuel regulations on auto manufacturers, coupled with the increase in demand by consumers for a higher performing vehicle, there is a pressing need for innovative technologies like the Optimized Fuel Maximizer to fulfill both demands.

Beyond vehicle manufactures, there is an extremely high demand from fleet operators, municipalities, and consumers to save fuel and reduce emissions with their existing engines. The cost for retrofitting or buying new hybrid or electric engines are just too high for many business and consumers, and there is a desperate need to reduce operation cost and comply with emission standards.

Money and business aside, the public is demanding cleaner, safer air because air pollution is steadily getting worse in many parts of the world. Approximately seven million people are dying every year due to poor air quality and there has never been more of a need for technology like OPTEC. (Source: World Health Organization) As a global population, there is a huge problem with pollution and air quality. Increasingly more countries are recognizing this problem at a rapid rate and, in turn, seeking innovative technologies like the Optimized Fuel Maximizer.

•	The recognition of this problem, caused predominantly by fossil fuel usage, are causing countries to work together to reduce emissions.
•	OPTEC International works tirelessly to be in close contact with these countries to discover solutions that will hopefully become a major breakthrough for generations to come.

Automotive Aftermarket Industry
The global automotive aftermarket industry is expected to reach $722.8 billion by 2020.  Today’s consumers are keeping their vehicles longer and are more aware of the importance of preventive maintenance and scheduled servicing to maximize the lifetime value of their vehicles. This rising demand for aftermarket parts and services is spurring new growth and revenue opportunities for a wide range of businesses operating in the automotive aftermarket industry.
Trends and Statistics:
•	The average age of the U.S. vehicle fleet has increased 17% in the last ten years.
•	The average length of vehicle ownership for new and used vehicles has increased 60% in the last ten years.
•	75% of aftermarket auto repair is performed by independent auto repair shops, while 25% of the business lives with dealerships.
•	There’s a trend toward large franchise auto repair businesses, which have smaller shops rolling up into them. That’s a good opportunity for profitable businesses on the service/seller-side.
•	The aftermarket world is going online, and the marketplace is changing. Parts are being sold online, service is being sold online.
(Source: May 24, 2018-V12DATA- https://www.v12data.com/blog/a-look-at-trends-and-statistics-in-the-automotive-aftermarket-industry-2017/)
Industry Insights
The global automotive aftermarket size was valued at USD 335.23 billion in 2016 and is projected to gain traction over the forecast period. The market is majorly driven by automobile drivers looking to enhance vehicle performance in terms of exhaust, sound, speed, and appearance, among other aspects.

Regional regulatory authorities, such as Japanese Automobile Sports Muffler Association (JASMA) and the U.S. Environmental Protection Agency, monitor built-up standards and environmental impacts associated with automotive component functioning. Noise emission levels associated with modern-day automotive resonators and mufflers in automotive exhaust systems is one such example.

The automotive aftermarket service channel comprises raw material suppliers, tier 1 distributors, automobile exhaust hubs/manufacturing units, aftermarket units comprising jobbers, and repair shops, among others. Repair centers are the important stakeholders in the service channel. Source: Grand View research https://www.grandviewresearch.com/industry-analysis/aftermarket-automotive-parts-market

Competition

To our knowledge we do not have any direct competitors in the space that can provide the benefits of emission reduction, fuel savings, and an increase in performance. Though there have been past attempts at small hydrogen generators, all have required water reservoirs or hydrogen storage tanks. The Optimized Fuel Maximizer does not require either of these and successfully achieves results with just a micro amount of hydrogen. The hydrogen is created from ambient air and this is what makes it unique.

Regulation

Our Company is regulated by governmental authorities in the jurisdictions in which we operate. Because of our international operations, we must comply with diverse and evolving regulations. Regulation relates to, among other things, management, licensing, foreign investment, use of confidential customer information and content. Our failure to comply with all applicable laws and regulations could result in, among other things, regulatory actions or legal proceedings against us, the imposition of fines, penalties or judgments against us or significant limitations on our activities. In addition, the regulatory environment in which we operate is subject to change. New or revised requirements imposed by governmental authorities could have adverse effects on us, including increased costs of compliance. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could adversely affect us by reducing our revenues, increasing our operating expenses and exposing us to significant liabilities. Our business involves risks of liability associated with the Health and Pet industries, which could adversely affect our business, financial condition or results of operations. As such, we may face potential liability for any of:

defamation;
invasion of privacy;
copyright infringement;
actions for royalties and accountings;
trademark misappropriation;
trade secret misappropriation;
breach of contract;
negligence; and/or
other claims based on the nature and content of the materials distributed.

These types of claims have been brought, sometimes successfully, against merchandisers, online services and other manufacturers, developers and distributors of vehicle parts related products. We could also be exposed to liability in connection with material available through our Internet sites. We currently do not have limited liability insurance and have no current plans to obtain such insurance which could have a material adverse effect on us.

Intellectual Property & Proprietary Rights

The Company owns the worldwide licensing rights for the Optimized Fuel Maximizer product line. The manufacturer of the Optimized Fuel maximizer is Optimized Fuel Technologies. Optimized fuel Technologies owns the intellectual property and patent for the Optimized Fuel Maximizer, and has been issued the United States patent for the product. In addition, they have filed and continue to file for international patent protection in various countries around the world. Per Agreement, the Company will not market the Fuel Maximizer product in any country unless there is patent and intellectual property protection. We regard substantial elements of our businesses as proprietary and we shall attempt to protect them by relying on copyright, trademark, service mark and trade secret laws, restrictions on disclosure and transferring title and other methods.
On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optimized Fuel Maximizer on a manufacturer direct basis. As the Company owns the exclusive licensing rights to sales of the Optimized Fuel Maximizer; per the Royalty agreement dated August 27, 2018 the Company agreed to the acceptance of royalty revenue generated by sales which are made on a manufacturer direct basis.

Employees

We are a new, developing company and currently have only one full time employees, Peter Sollenne our CEO, CFO, board Member and Secretary.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this section.

ITEM 2. DESCRIPTION OF PROPERTY CORPORATE INFORMATION

Office and Facilities

The Company currently has an office & warehouse lease agreement for space located at 2721 West Loker Avenue, Carlsbad, CA 92010. Our telephone number at that address is (760) 444-5566.  On May 1, 2018 the Company entered an office lease to sublet warehouse and office space from Optimized Fuel Technologies, a related party. The term of the lease is for 13 months at a monthly rent of $2,500 per month.

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

Bankruptcy or Receivership or Similar Proceedings

None.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve months ended June 30, 2018 or 2017 and none are threatened or pending to the best of our knowledge or belief.

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

Our company’s securities are traded on the “OTCQB” operated by the OTC Markets Group under the symbol “OPTI”.

FISCAL YEAR 2018
First Quarter	$3.10	$3.05
Second Quarter	4.55	3.90
Third Quarter	4.20	3.60
Fourth Quarter	6.49	4.03

FISCAL YEAR 2017
First Quarter	$.30	$.20
Second Quarter	4.50	4.40
Third Quarter	1.00	.85
Fourth Quarter	2.00	1.51

As of June 30, 2018, we had 17,829,947 shares of our common stock outstanding and the number of stockholders of record of our common stock was 42.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

In the year ended June 30, 2018, 85,000 unregistered shares were sold through a private placement memorandum. The shares were sold at $2.00 per share to four shareholders.

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

The following table provides selected financial data about us for the fiscal years ended June 30, 2018 and 2017. For detailed financial information, see the audited Financial Statements included in this report.
	Year End June 30	Year End June 30
	2018	2017
Balance Sheet Data:

Cash	$30,799	$342
Total assets	$626,369	$17,688
Total liabilities	$1,769,055	$7,000
Total stockholder’s equity (deficit)	$(1,142,696)	$10,688)

Operating Data:

Revenue	$91,105	$24,200
Cost of revenue	$58,360	$7,000
Operating expenses	$204,328	$27,211
Other Expense	$1,149,291	$-
Net income (loss)	$(1,320,874)	$(10,011)

Optec International, Inc. (Formerly Green Meadow Products, Inc. "the Company", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company’s goal from the outset was to establish itself as a “Green” Company where our focus would be on products that were environmentally friendly. The Company currently distributes products which are “environmentally friendly”. In the last year the Company has focused its resources towards the sales of The Optimized Fuel Maximizer, an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency and performance while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities.  (For further information on Optec Products acquired-www.optecmpg.com).

Plan of Operation

Our future plan is to expand our sales & marketing of the Optimized Fuel Maximizer, concentrating primarily in the North America region, and followed up by expansion into other geographic areas subsequent to locating and contracting with large distributors that already operate in the automotive aftermarket arena. We will also continue to work closely with and support the manufacturer to obtain additional certifications from the California Air Resources Board (CARB). Currently there are two (2) major tests in progress.

Marketing and Sales efforts:

Successful implementation of our business strategy depends on factors specific to the further development of our products, additional financing through equity or debt sources and numerous other factors that may be beyond our control. Adverse changes in the following factors could undermine our business strategy and have a material adverse effect on our business, financial condition, and results of operations and cash flow:

-the competitive environment in the aftermarket automotive parts sector that may force us to reduce prices below the optimal desired pricing level or increase promotional spending;

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

Other Intangible Assets

Intangible assets other than goodwill primarily represent acquired intangible assets including licenses, patent costs, acquired technology, internally developed technology, customer relationships, non-compete agreements, trade names and trademarks. Intangible assets with finite lives are amortized using the straight-line method over their estimated useful life, which is determined by identifying the period over which most of the cash flows are expected to be generated.

For intangibles with finite lives, we review the carrying amounts for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such a change in circumstances include a significant decrease in selling price, a significant adverse change in the extent or manner in which an asset is being used or a significant adverse change in the legal or business climate. In evaluating recoverability, we group assets and liabilities at the lowest level such that the identifiable cash flows relating to the group are largely independent of the cash flows of other assets and liabilities. We then compare the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event impairment exists, an impairment charge is recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value. Fair value is determined by reference to estimated selling values of assets in similar condition or by using a discounted cash flow model. In addition, the remaining amortization period for the impaired asset would be reassessed and, if necessary, revised.

No impairment charges for intangible assets with finite lives were recorded for the years ended June 30, 2018 and 2017.

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

The Company's revenues have been generated primarily through the sales of our Optimized Fuel Maximizer and sublicense and distribution agreements related to our PawPal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the year ended June 30, 2018 terms of sales of the optimized fuel maximizer consisted of sales with extended terms for payment, however revenue was recorded upon the invoice being sent with products that was shipped. For the year ended June 30, 2017, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

In the years ended June 30, 2017, we also engaged in a marketing test of various dog treats formulated by us, through street fair venues. We recognized revenue upon receipt from sales.

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

Results of Operations

For the Year Ended June 30, 2018 Compared to the Year Ended June 30, 2017.

Revenue

For the year ended June 30, 2018, we recognized revenues of $91,105 compared with $24,200 of revenue for the year ended June 30, 2017. During the year ended June 30, 2018, we recognized $85,100 in sales of the Optec devices and $4,500 in the sale of a sub license agreements of our Green Meadow PR formula and   $1,505 in other sales compared to year ended June 30, 2017, where we recognized $12,000 in sales of the Optec devices and $12,200 from the sale of sub license agreements of our Green Meadow PR formula.

Cost of Sales

For the year ended June 30, 2018, we recognized cost of goods of $58,360 relating to the Optec product which we sold for $85,100 in the period, compared to year ended June 30, 2017, we recognized cost of goods of $7,000 relating to the Optec product which we sold for $12,000 in the period,

Gross Profit

For the year ended June 30, 2018, we recognized a gross profit of $32,745 compared with the year ended June 30, 2017, we recognized a gross profit of $17,200. The increase in gross profits is due to an increase in Optec Product sales for the year end June 30, 2018.

Operating Expenses

For the year ended June 30, 2018, we incurred total operating expenses of $204,328 other expenses incurred for the twelve-month period ended June 30, 2018 included a change in fair value of derivative liabilities of $769,394 and interest on convertible notes $379,897 for a total expense of $1,353,619 compared to the year ended June 30, 2017 we incurred total operating expenses of $27,211 before tax. Increases in expenses for the year ended June 30, 2018 is attributable to costs associated with the sales of the Optimized Fuel Maximizer units and the costs associated with three convertible notes which the Company issued.

During the year ended June 30, 2018, we incurred professional fees of $37,276 which were attributable to expenses relating to our SEC filings and accounting costs, formula amortization of $3,326 and web site amortization of $4,250,  advertising and marketing expenses of $7,745, consulting fees of $55,255, bad debt expense of $85,100, commission of $5,000, rent expense of $5,000, general and administrative costs of $1,376 by comparison to the year ended June 30, 2017, where we incurred professional fees of $16,486 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $4,076, advertising and marketing expenses of $5,075, consulting fees of $1,500 and general and administrative costs of $74.

Net Income (Loss)

During the year ended June 30, 2018, we incurred a net loss of $1,320,874 compared to a net loss of $10,011 during the year ended June 30, 2017 due to the factors discussed above.

Liquidity and Capital Resources

For Year Ended June 30, 2018 Compared to Year Ended June 30, 2017

As of June 30, 2018, the Company had cash on hand of $30,799, total assets of $626,369, total liabilities of $1,769,055 and stockholders' equity (deficit) of $(1,142,686) compared to June 30, 2017 the Company had cash on hand of $342, total assets of $17,688, total liabilities of $7,000 and stockholders' equity of $10,688. The change in shareholders' equity at the year ended June 30, 2018 was largely attributable to operating losses incurred in the period and non-cash issuance of common stock for licensing rights.

Operating Activities

During the year ended June 30, 2018, we used $281,810 cash in operating activities compared to $8,635 cash used in operating activities during the year ended June 30, 2017. During the year ended June 30, 2018, we incurred a loss of $1,320,874 of which $7,576 related to noncash amortization, amortization of debt discount of $276,413, bad debt of $85,100, changes in fair value of derivative liability of $769,394 increased our balance of accounts payable by $53,760, decrease in accounts receivable by $80,400, decrease to cash for inventory by $85,000, decrease to cash for prepaid salary by $3,000, increased accrued interest by $3,221, and increase in stock issued for services $12,000. By comparison during the year ended June 30, 2017, we incurred a loss of $10,011, of which $4,076 related to noncash amortization, increase in accounts payable by $2,000 and an increase in accounts receivable by $4,700.

Investing Activities

For the year ended June 30, 2018, we used $109,000 cash in investing activities by increased notes receivables to Optimized Fuel Technologies, a related party.  The note receivable was later reduced in a non-cash transaction to offset a note payable to Optimized Fuel Technologies, a related party.  There has been no cash generated from or used in investing activities during the year ended June 30, 2017.

Financing Activities

During the year ended June 30, 2018 we had proceeds from issuance of notes payable for $482,000, loan from related party of $100, proceeds from sale of capital stock of $170,000, Stock offering costs of $17,000 and principal payments on debt of $213,833. During the year ended 2017, we neither generated nor used any funds in financing activities.

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2018, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is currently conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The Company has no current off balance sheet arrangements and does not anticipate entering into any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Related parties

We entered into an agreement with our President, Peter Sollenne, for a salary to be paid in the amount of $3,000 per month.

On June 4, 2018 the Company entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies for the right to exclusively distribute and sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada. Consideration of $501,500 was paid for the licensing right in the form of one million five hundred thousand (1,500,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies; in addition to five hundred thousand dollars ($500,000) to be paid over the course of 24 months from the date herein; of which the Company has paid $109,000.

On June 20, 2018 the Company entered into an Exclusive Licensing Agreement Addendum with Optimized Fuel Technologies for the right to exclusively sell the Optimized Fuel Maximizer worldwide. On June 4, 2018, the Company had entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies for the right to exclusively sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada; this agreement extends exclusive marketing right to include North America and Canada. Consideration of $1,000 was paid for the licensing rights under the addendum in the form of one million (1,000,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies.

On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optimized Fuel Maximizer on a manufacturer direct basis. As the Company owns the exclusive licensing rights to sales of the Optimized Fuel Maximizer; per the Royalty agreement dated August 27, 2018 the Company agreed to the acceptance of royalty revenue generated by sales which are made on a manufacturer direct basis.

On May 1, 2018 the Company entered an office lease to sublet warehouse and office space from Optimized Fuel Technologies, a related party. The term of the lease is for 13 months at a monthly rent of $2,500 per month.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

 FINANCIAL STATEMENTS ITEM 8

AUDITED FINANCIAL STATEMENTS
OPTEC INTERNATIONAL, INC
TABLE OF CONTENTS
For the Years Ended June 30, 2018 and 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
 Stockholders of Optec International, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Optec International, Inc. (the Company) as of June 30, 2018 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has negative cash flows from operations, and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Haynie & Company

We have served as the Company’s auditor since 2018
Salt Lake City, Utah
October 12, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Optec International, Inc.
2721 Loker Avenue
WestCarlsbad, CA 92010

We have audited the accompanying balance sheet of Optec International, Inc.(formerly, Green Meadows Products, Inc.) as of June 30, 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Optec International, Inc. as of June 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.
Pritchett, Siler & Hardy, P.C.
Salt Lake City, Utah
September 26, 2017

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC)
BALANCE SHEETS

	June 30, 2018	June 30, 2017

Assets
Current Assets
Cash	$30,799	$342
Accounts receivable net of allowance for doubtful accounts	-	4,700
Prepaid Salary-related party	3,000	-
Inventory	85,000	-
Total Current Assets	118,799	5,042
Other Assets
License	502,500	-
Web development costs, and other intangible assets net of accumulated amortization of $20,600 and $3,104 respectively	5,070	12,646
Total Other Assets	507,570	12,646

Total Assets	$626,369	$17,688

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses-related party	60,760	7,000
Accrued expenses-related party	-	-
Derivative liability	1,265,394	-
Accrued Interest	3,221	-
Notes Payable net of discount	48,580	-
Notes Payable-related party	391,000	-
Loan from related party	100	-
Total Current Liabilities	$1,769,055	$7,000

Total Liabilities	1,769,055	7,000
Commitments and Contingencies	-	-
Stockholders' Equity (Deficit)
Common stock $0.001 par value 75,000,000 shares authorized 17,829,947 and 52,944,500 shares issued and outstanding at June 30, 2018 and June 30, 2017, respectively	17,830	52,945
Additional paid in capital	203,120	505
Accumulated earnings (Deficit)	(1,363,636)	(42,762)
Total Stockholders' Equity (Deficit)	(1,142,686)	10,688
Total Liabilities and Stockholders' Equity (Deficit)	$626,369	$17,688

See accompanying notes to audited financial statements.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
STATEMENTS OF OPERATIONS

	Year ended	Year ended
Revenue	June 30, 2018	June 30, 2017
Product Sale	$85,100	$12,000
Consulting Income	305	-
Shipping Income	1,200	-
Sub license and service agreements	4,500	12,200
Total Revenue	91,105	24,200

Cost of goods sold	58,360	7,000

Gross profit	32,745	17,200

Operating Expenses
Bad Debt	85,100	-
Professional fees	37,276	16,486
Advertising and marketing	7,745	5,075
Amortization	7,576	4,076
Consulting	55,255	1,500
Commission	5,000	-
Rent Expense	5,000
General and administrative	1,376	74
Total Operating Expenses	204,328	27,211
Income (loss) before other expense	(171,583)	(10,011)

Other Expense
Change in fair value of derivative	769,394
Interest on convertible notes	379,897
Total Other Expense	1,149,291	-

Net Income (loss)	$(1,320,874)	$(10,011)

Income (loss) Basic and Diluted	$(0.05)	$(0.00)*

Weighted Average of Common Shares Outstanding - Basic and Diluted	27,914,425	52,944,500
* denotes income or (loss) of less than $0.01 per share.

See accompanying notes to audited financial statements

OPTEC INTERNATIONAL, INC
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Stock Number of Shares	Amount	Additional Paid in Capital	Accumulated Earnings (Deficit)	Total

Balance, June 30, 2016	52,944,500	$52,945	$505	$(32,751)	$20,699

Net loss for the year ended June 30, 2017	-	-	-	(10,011)	(10,011)

Balance, June 30, 2017	52,944,500	$52,945	$505	$(42,762)	$10,688

Cancellation of shares	(49,700,000)	(49,700)	49,700	-	-
Sale of Common Stock	85,000	85	169,915	-	170,000
Stock Offering Cost			(17,000)		(17,000)
Stock Issued for Services to related party	12,000,447	12,000	-	-	12,000
Stock Issued for International Licensing to related party	1,500,000	1,500	-	-	1,500
Stock Issued for North America Licensing to related party	1,000,000	1,000	-	-	1,000
Net Loss June 30, 2018	-	-	-	(1,320,874)	(1,320,874)

Balance, June 30, 2018	17,829,947	$17,830	$203,120	$(1,363,636)	$(1,142,686),

See accompanying notes to audited financial statements.

OPTEC INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	June 30, 2018	June 30, 2017
Cash Flows from Operating Activities
Net income (loss)	$(1,320,874)	$(10,011)
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense	7,576	4,076
Amortization of debt discount	276.413	-
Changes in fair value of derivative liability	769,394	-
Stock issued for services	12,000	-
Bad debt expense	85,100	-
Changes in Operating Assets and Liabilities
Accounts receivable	(80,400)	(4,700)
Inventory	(85,000)	-
Prepaid Salary-related party	(3,000)	-
Accounts payable and accrued expenses-related party	53,760	2,000
Accrued interest	3,221	-
Net Cash Provided by (Used in) Operating Activities-	(281,810)	(8,635)

Cash Flows from Investing Activities
Note receivable-related party	(109,000)	-
Net Cash used in Investing Activities	(109,000)	-

Financing Activities
Proceeds from issuance of notes payable	482,000	-
Loan from related party	100	-
Proceeds from sale of capital stock	170,000	-
Stock Offering Cost	(17,000)	-
Principal payments on debt	(213,833)	-
Net Cash Provided by Financing Activities	421,267	-

Increase/Decrease in Cash	30,457	(8,635)

Cash at Beginning of Period	342	8,977

Cash at End of Period	$30,799	$342

Supplemental disclosure
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of stock for licensing rights to related party	$2,500	$-
Note receivable forgiveness for payment on note payable
to related party	$(109,000)	$-
Note payable issued for licensing rights to related party	$500,000	$-

See accompanying notes to audited financial statements

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

Note 1 – NATURE OF OPERATIONS

Optec International, Inc. (Formerly Green Meadow Products, Inc. "the Company", "Optec", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

The Company, subsequent to acquiring the licensing rights for the Optimized Fuel Maximizer, the Company’s focus is on the expansion of the sales & marketing of the Optimized Fuel Maximizer, concentrating primarily in the North America region, followed by expansion into other geographic areas subsequent to locating and contracting with large distributors that already operate in the automotive aftermarket arena. In addition the Company is focused on aiding the manufacturer in obtaining additional certifications from the California Air Resources Board (CARB) which, upon receiving should aid in the sales of the Optimized Fuel Maximizer units not only in California but nationally and internationally as well.

On June 4, 2018 the Company entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies for the right to exclusively distribute and sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada. Consideration of $501,500 was paid for the licensing right in the form of one million five hundred thousand (1,500,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies; in addition to five hundred thousand dollars ($500,000) to be paid over the course of 24 months from the date herein; of which the Company has paid $109,000.

On June 20, 2018 the Company entered into an Exclusive Licensing Agreement Addendum with Optimized Fuel Technologies for the right to exclusively sell the Optimized Fuel Maximizer worldwide. On June 4, 2018, the Company had entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies for the right to exclusively sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada; this agreement extends exclusive marketing right to include North America and Canada. Consideration of $1,000 was paid for the licensing rights under the addendum in the form of one million (1,000,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies.  (For further information on Optec Products acquired-www.optecmpg.com)

On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optimized Fuel Maximizer on a manufacturer direct basis As the Company owns the exclusive licensing rights to sales of the Optimized Fuel Maximizer; per the Royalty agreement dated August 27, 2018 the Company agreed to the acceptance of royalty revenue generated by sales which are made on a manufacturer direct basis.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2018 or 2017.

CUSTOMER AND PURCHASE CONCENTRATION

During the years ended June 30, 2018 and 2017, the following customers represented the Company’s sales:

	June 30, 2018		June 30, 2017
	$	%	$	%
Total licensing revenue	4,500	5	12,200	50.4
Total product revenue *	86,300	94.7	12,000	49.6
Total Consulting Income	305	.3
Total revenue	91,105	100	24,200	100

Customer A	4,500	5.0
Customer B	31,600	34.7	7,100	29.4
Customer C	53,500	58.7	5,100	21.0
Customer D	560	.6	-	-
Customer E	640	.7	-	-
Customer F	305	.3	-	-
Concentration total	91,105	100	12,200	50.4

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

During the years ended June 30, 2018 and 2017, the following vendors represented more than 10% of the Company’s Purchases:

	Year ended June 30, 2018		Year ended June 30, 2017
	$	%	$	%
Product-Optec*	58,360	100	7,000	100
Total Purchases	58,360	100	7,000	100
*100% represents product purchased from Optimized Fuel Technologies, a related party.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. We currently have inventory of $85,000 consisting of Optimized Fuel Maximizer units.

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

The recorded amounts of financial instruments, comprising cash, accounts payable and income tax payable, approximate their market values as of June 30, 2018 due to the short term maturities of these financial instruments.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

WEBSITE DEVELOPMENT COSTS

Under ASC350-50, Website Development Costs, costs and expenses incurred during the planning and operating stages of the Company's website are expensed as incurred. Under ASC 350-50, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website's estimated useful life or period of benefit which is estimated to be 5 years. The website for the pet products has been fully amortized as of June 30, 2018.

OTHER INTANGIBLE ASSETS

Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company.  As of June 30, 2018 and 2017, our intangible assets are related to the acquisition of the Licensing rights for the Optimized Fuel Maximizer which is being amortized to expense over the licensing rights estimated useful life or period of benefit which is estimated to be 10 years using straight-line method; annual amortization will be approximately $50,250 per year. In addition the purchase of our Green Meadow PR formula for natural pain relief for animals is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years using straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and intangible assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. At year ended June 30, 2018 there is no impairment of long-lived assets or intangible assets.

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
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

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

The Company's revenues have been generated primarily through the sales of the Optimized Fuel Maximizer units and sublicense and distribution agreements related to our PawPal product and our pain relief products. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the years ended June 30, 2018 and 2017, all sales and license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

TRADE RECEIVABLES

Trade Receivables are the amount of billed or unbilled claims or other similar items subject to uncertainty concerning their determination or ultimate realization under contracts that are expected to be collected in the next rolling twelve months following the latest balance sheet presented. Our policies on receivables varies per customer, but in no case do we allow for a receivable to be outstanding for more than 12 months. As of June 30, 2018, we had no open receivable. In the year ended June 30, 2018 we expensed $85,100 to bad debt as uncollectable receivables.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising and marketing expense of $7,745 during the year ended June 30, 2018 and $5,075 in the year ended June 30, 2017.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At year ended June 30, 2018, 177,821 shares, (128,521 from convertible notes and 49,300 from warrants), were potentially dilutive common shares and at year ended June 30, 2017 there were no diluted shares.

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

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

Note 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at June 30, 2018, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.

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
Note  4 – LOANS RECEIVABLE
On November 1, 2017 the board of Directors approved a revolving loan receivable with a three year maximum term and a limit of $250,000 to Optimized Fuel Technologies, a related party and the manufacturer of the Fuel Maximizer units we sell. The loan is intended to have various advances at a 0% interest rate for the first 90 days with the interest rate subject to adjustment thereafter. $109,000 loan was made to facilitate the additional CARB (California Air Resources board) certifications, Patents expanded, and other certifications needed, which are required for both domestic and international markets. $109,000 was paid in full as an other receivable to Optimized Fuel Technologies, a related party, which was credited against a $500,000 note payable for licensing rights.

Note  5 - CONVERTIBLE LOANS

At June 30, 2018 and 2017, convertible loans consisted of the following:

	June 30,	June 30,
	2018	2017
November 7, 2017 Note	$29,167	$-
April 30, 2018 Note	112,500	-
June 15, 2018 Note	200,000	-
Total convertible notes payable	341,667	-
Less: Unamortized debt discount	(279,087)	-
Total convertible notes	48,580	-

Less: current portion of convertible notes	48,580	-
Long-term convertible notes	$-	$-

During the year ended June 30, 2018 and 2017, the Company recognized amortization of debt discount, included in interest expense, of $276,413 and $0, and interest expense of $103,484 and $0 respectively.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

Promissory Notes - Issued in fiscal year 2018

During the year ended June 30, 2018, the Company issued a total of $555,500 promissory notes (“Notes”) with the following terms:

•	Terms ranging from 8 months to 9 months.
•	Annual interest rates of 10%to 12%.
•	Convertible at the option of the holders at issuance or 180 days from issuance.
•	Conversion prices are typically based on the discounted (45% or 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts totaling to $59,500 and the Company received cash of $482,000.

The Company identified conversion features embedded within certain notes and warrants issued during the year ended June 30, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. On issuance, the warrants are exercisable into 20,161 and 14,300 shares of common stock, for a period of five years from issuance, at a price of $3.45 and $7 per share, respectively. As a result of the reset features for 20,161 warrant, at June 30, 2018, the warrants increased by 14,839 and the total warrants exercisable into 35,000 shares of common stock at $1.25 per share which are potentially dilutive for loss per share disclosure, but the dilution is immaterial. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative.

Warrants

The assumptions used to calculate the derivative liability associated with warrants as of June 30, 2018:

	St George Warrants	Auctus Warrants
Company’s stock price	$9.05	$9.05
Exercise price of the warrant	$1.25	7.00
The number of periods to exercise the warrants	4.29 years	4.96 years
Risk free rate	2.73%	2.73%
Volatility	4.21%	4.21%

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

A summary of activity during the year ended June 30, 2018 regarding warrants issued follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2017	-	$-
Granted	34,461	4.92
Reset feature	14,839	1.25
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2018	49,300	$2.92

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2018:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
35,000	4.36	$1.25	35,000	$1.25
14,300	4.96	$7.00	14,300	$7.00
49,300	4.53	$2.92	49,300	$2.92

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

At June 30, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year Ended	Year Ended
	June 30, 2018	June 30, 2017
Expected term	0.02 - 5.00 years	-
Expected average volatility	12% - 487%	-
Expected dividend yield	-	-
Risk-free interest rate	1.37% - 2.81%	-

The following table summarizes the changes in the derivative liabilities during the year ended June 30, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2017	$-

Addition of new derivatives recognized as debt discounts	496,000
Addition of new derivatives recognized as loss on derivatives	825,755
Gain on change in fair value of the derivative	(56,361)
Balance – June 30, 2018	$1,265,394

The aggregate loss on derivatives during the years ended June 30, 2018 and 2017 was $769,394 and $0, respectively.

Note 7 –LICENSING AND SERVICE AGREEMENTS

On June 4, 2018 the Company entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies, a related party, for the right to exclusively sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada. Consideration of $1,500 was paid for the licensing right in the form of one million five hundred thousand (1,500,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies; in addition to five hundred thousand dollars ($500,000) to be paid over the course of 24 months from the date herein; of which the Company has paid $109,000.

On June 20, 2018 the Company entered into an Exclusive Licensing Agreement Addendum with Optimized Fuel Technologies, a related party, for the right to exclusively sell the Optimized Fuel Maximizer worldwide. On June 4, 2018, the Company had entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies for the right to exclusively sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada; this agreement extends exclusive marketing right to include North America and Canada. Consideration of $1,000 was paid for the licensing rights under the addendum in the form of one million (1,000,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies.

On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optimized Fuel Maximizer on a manufacturer direct basis As the Company owns the exclusive licensing rights to sales of the Optimized Fuel Maximizer; per the Royalty agreement dated August 27, 2018 the Company agreed to the acceptance of royalty revenue generated by sales which are made on a manufacturer direct basis.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

Note 8 - INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented at 25% income tax rate are as follows:
Changes in the cumulative net deferred tax assets consist of the following:

	June 30, 2018	June 30, 2017

Net operating loss carry forward	$60,237	$8,942
Valuation allowance	(60,327)	(8,942)
	$-	$-

A reconciliation of income taxes computed at the statutory rate of 25% is as follows:

	June 30, 2018	June 30, 2017

Tax Benefit at statutory rate	$52,637	$753
Change in Valuation allowance	(52,637)	(753)
	$-	$-

During the years ended June 30, 2018 and the year ended June 30, 2017, we recognized no tax credits.

Note 9 - COMMON STOCK

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
85,000 shares were issued to shareholders pursuant to a private offering at $2.00 per share. On April 24, 2018, five thousand (5,000) shares were issued to Morris. On May 29, 2018 fifty thousand (50,000) shares of common stock were authorized to be issued to Fang Zhang. On June 7, 2018 twenty five thousand (25,000) shares of common stock were authorized to be issued to Kurt & Ellen Baum. On June 12, 2018 five thousand (5,000) shares of common stock were authorized to be issued to Ron Jensen.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

On October 4, 2017 four million (4,000,000) shares were authorized to be issued to Marcus Pawson as Vice President of International Sales for services valued at $4,000 ($.001 per share). On June 20, 2018 two million (2,000,000) shares were issued to Marcus Pawson for services valued at $2,000 ($.001 per share).
On October 4, 2017 we entered into an Executive Employment Agreement with Peter Sollenne, CEO, whereby compensation shall be at the rate of $3,000 per month plus a signing bonus of $12,000 which was paid in the form of 12,000,000 shares of restricted common shares of the Company at ($.001per share). On June 20, 2018, 6,000,000 shares were cancelled and an additional 238 shares were issued.
On February 15, 2018 two hundred nine (209) shares were issued to Don Kingman for services rendered.
On June 4, 2018 One million five hundred thousand (1,500,000) shares of common stock authorized and issued to Optemized Fuel Technologies for International Exclusive Licensing.
On June 20, 2018 one million (1,000,000) shares of common stock were authorized to be issued to Optemized Fuel Technologies for North America Licensing.
As of June 30, 2018, there were 17,829,947 shares of common stock issued and outstanding. As of June 30, 2017, there were 52,944,500 shares of common stock issued and outstanding.
No shares of common stock were issued during the twelve months ended June 30, 2017
Note 10 – RELATED PARTY TRANSACTIONS
On October 4, 2017 we entered into an Executive employment Agreement with Peter Sollenne, CEO, whereby compensation shall be at the rate of $3,000 per month plus a signing bonus of $12,000 which was paid in the form of 12,000,000 shares of restricted common shares of the Company at  ($.001 per share). On June 20, 2018 6,000,000 shares were returned for cancellation and an additional 238 shares were issued.

On October 4, 2017 four million (4,000,000) shares were authorized to be issued to Marcus Pawson as Vice President of International Sales for services valued at $4,000 ($.001 per share). On June 20, 2018 two million (2,000,000) shares were issued to Marcus Pawson for services valued at $2,000 ($.001 per share).

On November 1, 2017 the board of Directors approved a revolving loan receivable with a three year maximum term and a limit of $250,000 to Optimized Fuel Technologies, a related party and the manufacturer of the Fuel Maximizer units we sell. The loan is intended to have various advances at a 0% interest rate for the first 90 days with the interest rate subject to adjustment thereafter. $109,000 loan was made to facilitate the additional CARB (California Air Resources board) certifications, Patents expanded, and other certifications needed, which are required for both domestic and international markets. $109,000 was paid in full as an other receivable to Optimized Fuel Technologies, a related party, which was credited against a $500,000 note payable for licensing rights.

On May 1, 2018 the Company entered an office lease to sublet warehouse and office space from Optimized Fuel Technologies. The term of the lease is for 13 months at a monthly rent of $2,500 per month.

On June 4, 2018 One million five hundred thousand (1,500,000) shares of common stock authorized and issued to Optemized Fuel Technologies for International Exclusive Licensing and on June 20, 2018 one million (1,000,000) shares of common stock were authorized to be issued to Optemized Fuel Technologies for North America Licensing, in addition to five hundred thousand dollars ($500,000) to be paid over the course of 24 months from the date herein; of which the Company has paid $109,000.

On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optimized Fuel Maximizer on a manufacturer direct basis. As the Company owns the exclusive licensing rights to sales of the Optimized Fuel Maximizer; per the Royalty agreement dated August 27, 2018 the Company agreed to the acceptance of royalty revenue generated by sales which were made on a manufacturer direct basis.

OPTEC INTERNATIONAL, INC.
(FORMERLY GREEN MEADOW PRODUCTS, INC.)
NOTES TO THE AUDITED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

Note 11 – COMMITMENTS AND CONTINGENCIES

We have a twelve month lease for office space at 2721 Loker Avenue West, Carlsbad, CA 92010 for $2,500 per month with Optimized Fuel Technologies, a related party. During the years ended June 30, 2018 total rent expense paid was $5,000 and no rent was paid in 2017.

We pay our CEO a salary of $3,000 per month. During the year ended June 30, 2018 total salary paid was $24,000 and no salary was paid in 2017.

Note 12 – SUBSEQUENT EVENTS

Management has reviewed events between June 30, 2018 to the date that the financials were issued, and other than the following there were no other significant events identified for disclosure.

On August 31, 2018 a note payable to Optimized Fuel Technologies was paid off in the amount of $391,000.

On July 9, 2018 a note payable was issued to Peak One Opportunity Fund in the amount of $110,000 with an interest rate of 0% and maturity date of April 9, 2019.

On July 16, 2018 a note payable was issued to Auctus Funds in the amount of $115,000 with an interest rate of 12% and maturity date of April 16, 2019.

On August 2, 2018 a note payable was issued to Carebourn Capital in the amount of $319,000 with an interest rate of 12% and maturity date of August 2, 2019.

On August 15, 2018 a note payable was issued to Power Up Lending in the amount of $73,000 with an interest rate of 12% and maturity date of May 30, 2019.

On September 7, 2018 a convertible promissory note was issued to BHP Capital NY, Inc in the amount of $84,000 with an interest rate of 12% and maturity date of June 7, 2019. A warrant for common stock was issued for 14,000 shares.

On September 7, 2018 a convertible promissory note was issued to Jefferson St Capital, LLC in the amount of $36,750 with an interest rate of 12% and maturity date of June 7, 2019. A warrant for common stock was issued for 6,125 shares.

On September 10, 2018 a convertible promissory note was issued to Crown Bridge Partners LLC in the amount of $55,000 with an interest rate of 10% and maturity date of September 10, 2019. A warrant for common stock was issued for 7,333 shares.

On September 19, 2018 a convertible promissory note was issued to Morningview Financial LLC in the amount of $100,000 with an interest rate of 10% and maturity date of September 18, 2019. A warrant for common stock was issued for 17,857 shares.

On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optec Fuel Maximizer on a manufacturer direct basis. As the Company owns the exclusive licensing rights to sales of the Optec Fuel Maximizer; per the Royalty agreement dated August 27, 2018, the Company agreed to the acceptance of royalty revenue generated by sales on a manufacturer direct basis. The Company will receive a royalty for each unit sold and collected. Although the Company’s revenues will be less per the contract, it’s gross profit is anticipated to be higher as it will not have to be subjected to inventory, quality control, freight and staffing for distribution.

Subsequent to year end, the Company has made advances to Optimized Fuel Technologies, a related party, in the total amount of $225,900 pursuant to their revolving loan receivable agreement.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes or disagreements with Accountants.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls described below.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the criteria established in "Internal Control — Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that as of June 30, 2018, our internal control over financial reporting was not effective based on those criteria.

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

Inherent Limitations Over Internal Controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance of achieving their objectives. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Management notes the following material weaknesses in internal control: lack of segregation of duties due to limited resources; lack of audit committee; and lack of documentation of internal control process and procedures.

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

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

Executive Compensation
Summary Compensation  Table

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation		Total
Stan Windhorn(1)	2015	6,000	-	-	-		6,000
	2016	-	-	-	-		-
	2017	-	-	-	-		-
Peter Sollenne(2)	2018	39,000	-	-	6,005	(3)	45,005
	2017	-	-	-	-		-
Marcus Pawson	2018	-	-	-	4,945	(4)	4,945

(1)	Stan Windhorn, Director and CEO, CFO and Secretary since inception-resigned as Director and CEO, CFO on May 24, 2017.
(2)	Peter Sollenne Director and CEO on May 24, 2017
(3)	Peter Sollenne, Director and CEO was issued 6,005,000 shares of common restricted stock for services
(4)	Marcus Pawson, Vice President of International Sales, was issued 4,945,000 shares of common restricted stock for services

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through June 30, 2018.

Compensation of Officers and Directors

On October 4, 2017 we entered into an Executive employment Agreement with Peter Sollenne, CEO, whereby compensation shall be at the rate of $3,000 per month plus a signing bonus of $12,000 which was paid in the form of 12,000,000 shares of restricted common shares of the Company at ($.001per share). On June 20, 2018 6,000,000 shares were cancelled and an additional 238 shares were issued.

On October 4, 2017 four million (4,000,000) shares were authorized to be issued to Marcus Pawson as Vice President of International Sales for services valued at $4,000 ($.001 per share). On June 20, 2018 two million (2,000,000) shares were issued to Marcus Pawson for services valued at $2,000 ($.001 per share).

We did not accrue or pay any salaries during the year ended June 30, 2017. We entered into an agreement on January 15, 2015 with, Stanley Windhorn, who was DIRECTOR, CEO, CFO and SECRETARY until May 24, 2017 at which time he resigned as CEO, Director and CFO but remained as Secretary, for a salary to be paid in the amount of $2,000 per month. For the three months ended March 31, 2015, $6,000 was paid to Mr. Windhorn per the agreement. Subsequently we determined that the revenues generated by the Company were not sufficient to support operations and a salary. We entered into a new employment agreement on April 1, 2015 which supercedes any past agreements whereby Stan Windhorn under the new agreement will be awarded compensation at the discretion of the Company’s board. The company has not incurred any salary under this new agreement during the year ended June 30, 2017.

ITEM 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

The following table and subsequent discussion contains the complete and accurate information concerning our directors and executive officers, their ages, term served and all of our officers and their positions, who will serve in the same capacity with us upon completion of the offering.

Name	Age	Term Served	Title / Position(s)
Stanley Windhorn	50	Since inception, June 22, 2012	CEO, CFO, and Director
		Since May 24, 2017	Secretary
Peter Sollenne	69	Since May 24, 2017	CEO,CFO and Director
Marcus Pawson	45	Since June 4, 2018	Director
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

Mr. Sollenne, was appointed as Director, CEO and CFO on May 24, 2017. Mr. Sollenne age 68, has served as the President and CFO of Blackhawk Wealth Group, Inc. a financial advisory company from 2008 to the present where he administered the strategic financial planning for numerous companies, inclusive of the medical device industry, oil & gas industry and the international commodity trading arena, to name a few. From 2003 to 2008 Mr. Sollenne served as the CEO and CFO of IT&E International, Inc. an international life sciences services company serving the Pharmaceutical, Biotech, Biopharma and clinical research industries. From May 2000 to December 2003, Mr. Sollenne was President and Chief Executive Officer at Fast Break Growth, Inc. a strategic management consulting and business solutions company. From December 1998 to May 2000, Mr. Sollenne was Chief Executive Officer, President and Chief Operating Officer of re-Solutions, Inc., an information technology professional services company. Mr. Sollenne received his Bachelors of Science in Accounting/Business Administration from Boston College and is a CPA.

Mr. Pawson was appointed as Director, and Vice President of International Distribution  on June 4, 2018. Mr. Pawson age 45, has an extensive background in  production and distribution of tooling, generators, and all types of combustion engines and accessories, all in the United Kingdom. His experiences have been to Manage production & service facilities and also has experience in International Distribution. He was Branch Manager for Hire Station from 1996-2006; then became Territory Manager for Speedy Hire for over 11 years, overseeing 10 branches and the entire South Yorkshire, both large manufacturers and distributors of production tooling, generators, excavators and related equipment. Previous to this appointment, he served with Optimized Fuel Technologies as a lead engineer in the testing and development of the Fuel Maximizer product line. He was instrumental in the development of the Fuel Maximizer products, and was the key engineer on the Motor Cycle Fuel Maximizer. He subsequently resigned from Optimized Fuel Technologies when he was appointed to the Board and Vice President of International Distribution for OPTEC International, Inc.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 2018, information concerning ownership of our securities by:

-	Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

-	Each person who owns beneficially more than five percent of the outstanding shares of our preferred stock;

-	Each director;

-	Each named executive officer; and

-	All directors and officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of June 30, 2018, certain information with respect to the beneficial ownership of the common stock of our Company by each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock, each of the directors and executive officers individually, and all directors and executive officers as a group. Unless otherwise indicated, each person named in this table has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class As of June 30, 2018
Common	Peter Sollenne	6,005,000	34%
Common	Marcus Pawson	4,945,000	28%
Common	Optimized Fuel Technologies	2,500,000	14%
All executive officers and directors as a group (2 persons)		10,950,000	62%

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

On October 4, 2017 we entered into an Executive employment Agreement with Peter Sollenne, CEO, whereby compensation shall be at the rate of $3,000 per month plus a signing bonus of $12,000 which was paid in the form of 12,000,000 shares of restricted common shares of the Company at  ($.001 per share). On June 20, 2018 6,000,000 shares were returned for cancellation and 238 shares were issued.

On October 4, 2017 four million (4,000,000) shares were authorized to be issued to Marcus Pawson as Vice President of International Sales for services valued at $4,000 ($.001 per share). On June 20, 2018 two million (2,000,000) shares were issued to Marcus Pawson for services valued at $2,000 ($.001 per share).

On November 1, 2017 the board of Directors approved a revolving loan receivable with a three year maximum term and a limit of $250,000 to Optimized Fuel Technologies, a related party and the manufacturer of the Fuel Maximizer units we sell. The loan is intended to have various advances at a 0% interest rate for the first 90 days with the interest rate subject to adjustment thereafter. $109,000 loan was made to facilitate the additional CARB (California Air Resources board) certifications, Patents expanded, and other certifications needed, which are required for both domestic and international markets. $109,000 was paid in full as an other receivable to Optimized Fuel Technologies, a related party, which was credited against a $500,000 note payable for licensing rights.

The Company currently has an office & warehouse lease agreement for space located at 2721 West Loker Avenue, Carlsbad, CA 92010. Our telephone number at that address is (760) 444-5566. On May 1, 2018 the Company entered an office lease to sublet warehouse and office space from Optimized Fuel Technologies, a related party. The term of the lease is for 13 months at a monthly rent of $2,500 per month.

On June 4, 2018 One million five hundred thousand (1,500,000) shares of common stock authorized and issued to Optemized Fuel Technologies for International Exclusive Licensing and on June 20, 2018 one million (1,000,000) shares of common stock were authorized to be issued to Optemized Fuel Technologies for North America Licensing.

On August 8, 2018 Optimized Fuel Technologies, a related party, entered into a contract with a company that desired to purchase the Optimized Fuel Maximizer on a manufacturer direct basis. As the Company owns the exclusive licensing rights to sales of the Optimized Fuel Maximizer; per the Royalty agreement dated August 27, 2018 the Company agreed to the acceptance of royalty revenue generated by sales which are made on a manufacturer direct basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the Company's fiscal years ended June 30, 2018 and 2017, we were billed approximately $1,500 in 2018 and $12,023 in 2017 by Pritchett, Siler & Hardy, P. C. and for the Company's fiscal years ended June 30, 2018, we were billed approximately $8,023 by Haynie & Company and nothing in 2017 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For the Company's fiscal years ended June 30, 2018 and 2017, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company's fiscal years ended June 30, 2018 and 2017, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2018 and 2017.

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

OPTEC INTERNATIONAL, INC. (FORMERLY GREEN MEADOW PRODUCTS, INC.)

Dated: October 12, 2018	By:	/s/ Peter Sollenne
Peter Sollenne,
CEO, CFO and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Sollenne	Director, CEO, CFO (Principal Executive, Financial and Accounting Officer)	October 12, 2018
Peter Sollenne