Form 10-Q
period 2018-09-30
Optec International, Inc.
filed 2018-11-14
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2018
Common Stock, $0.001 par value per share	17,829,947

OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

 ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

September 30, 2018

OPTEC INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	September 30, 2018	June 30, 2018
Assets	(Unaudited)
Current Assets
Cash	$31,265	$30,799
Accounts Receivable-Royalties-related party	11,722	-
Loan to-Optimized Fuel Technologies-related party	218,900	-
Prepaid Salary	3,000	3,000
Inventory	80,600	85,000
Total Current Assets	345,487	118,799
Other Assets
License net of accumulated amortization of $12,562	489,938	502,500
Other intangible assets net of accumulated amortization of $5,949 and $5,680 respectively	4,801	5,070
Total Other Assets	494,739	507,570

Total Assets	$840,226	$626,369

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Payable and accrued expenses - related party	63,260	60,760
Derivative liability	2,587,833	1,265,394
Accrued Interest	24,589	3,221
Notes Payable net of discount	471,103	48,580
Notes Payable-License	-	391,000
Loan from related party	100	100
Total Current Liabilities	$3,146,885	$1,769,055

Total Liabilities	3,146,885	1,769,055
Commitments and Contingencies
Stockholders' Equity (deficit)
Common stock $0.001 par value 75,000,000 shares authorized 17,829,947 and 17,829,947 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	17,830	17,830
Additional paid in capital	203,120	203,120
Accumulated earnings (deficit)	(2,527,609)	(1,363,636)
Total Stockholders' Equity (deficit)	(2,306,659)	(1,142,686)
Total Liabilities and Stockholders' Equity (deficit)	$840,226	$626,369

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017

Revenue
Formula	$-	$4,500
Royalties	11,722	-
Optec Fuel Maximizer Units	3,526	90,150
Total Revenue	15,248	94,650

Cost of goods sold	4,400	58,360

Gross Profit	10,848	36,290

Operating Expenses
Professional fees	39,680	8,573
Amortization	12,831	1,019
Advertising and Marketing	3,774	-
Legal	1,000	-
Rent	7,500	-
Travel	2000	-
General and Administrative	545	158
Consulting	9,000	1,000
Total Operating Expenses	76,330	10,750

Income (Loss) before other expense	(65,482)	25,540

Other Expense
Change in fair value of derivative	889,439	-
Interest on convertible notes	209,052	-
Total Other Expense	1,098,491
		-
Net Income (loss)	$(1,163,973)	$25,540

Income (Loss) Basic and Diluted	$0.00 *	$(0.00	*)

Weighted Average of Common Shares Outstanding - Basic and Diluted	17,829,497	52,944,500

 * denotes income or (loss) of less than $0.01 per share

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended September 30, 2018	Ended September 30, 2017
Cash Flows from Operating Activities
Net income (loss)	$(1,163,973)	$25,540
Adjustments to Reconcile Net Income (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense-Formulas	269	1,019
Amortization License	12,562
Amortization of debt discount	187,440	-
Changes in fair value of derivative	889,439	-
Stock issued for services	-	-
Changes in Operating Assets and Liabilities
Accounts receivable-Royalties	(11,722)	(86,200)
Inventory	4,400	-
Prepaid Salary	-	-
Accounts payable and accrued expenses	2,500	61,833
Accrued interest	21,368	-
Net Cash Provided by (Used in) Operating Activities-	(57,717)	2,192

Cash Flows from Investing Activities
Loan to Optimized Fuel Technologies	(609,900)	-
Net Non-Cash used in Investing Activities	(609,900)	-

Financing Activities
Proceeds from issuance of notes payable	733,250	-
Loan from related party	-	100
Principal payments on debt	(65,167)	-
Net Cash Provided by Financing Activities	668,083	100

Increase/Decrease in Cash	466	2,292

Cash at Beginning of Period	30,799	342

Cash at End of Period	$31,265	$2,634

Supplemental disclosure
Cash paid for Interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Note receivable offset by note payable-related party	$391,000	$-

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

Note 1 – NATURE OF OPERATIONS
Optec International, Inc. (Formerly Green Meadow Products, Inc. "the Company", “GMP”, "Optec", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.

Subsequent to acquiring the licensing rights for the Optimized Fuel Maximizer, the Company’s focus is on the expansion of the sales & marketing of the Optimized Fuel Maximizer, concentrating primarily in the North America region, followed by expansion into other geographic areas subsequent to locating and contracting with large distributors that already operate in the automotive aftermarket arena. In addition, the Company is focused on aiding the manufacturer in obtaining additional certifications from the California Air Resources Board (CARB) which, upon receiving should aid in the sales of the Optimized Fuel Maximizer units not only in California but nationally and internationally as well.

On June 4, 2018 the Company entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies for the right to exclusively distribute and sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada. Consideration of $501,500 was paid for the licensing right in the form of one million five hundred thousand (1,500,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies; in addition to a five hundred thousand dollars ($500,000) note payable to be paid over the course of 24 months.  As of September 30, 2018, the $500,000 note payable was paid off in full.

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

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

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

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2018 or 2017.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

CUSTOMER AND PURCHASE CONCENTRATION
During the three months ended September 30, 2018 and 2017, the following customers represented more than 10% of the Company’s sales:
	September 30, 2018			September 30, 2017
		$	%		$	%
Total licensing revenue	-		-	4,500		4.7
Total royalties	11,722		77
Total product revenue *	3,526		23	90,150		95.2
Total Consulting Income	-		-	-		-
Total revenue	$15,248		100	$94,650		100

Customer A	3,376		22	4,500		4.9
Customer B	150		1	-		-
Customer C	-		-	3,850		4.1
Customer D	-		-	31,600		33.8
Customer E	-		-	53,500		57.2
Customer F	11,722		77	-		-
Concentration total	$15,248		100	$93,450		100

During the three months ended September 30, 2018 and 2017, the following vendors represented more than 10% of the Company’s Purchases:

	September 30, 2018			September 30, 2017
		$	%		$	%
Product-Optec*	-		-	58,360		100
Total Purchases	-		-	58,360		100
*100% represents product purchased from Optimized Fuel Technologies.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. At September 30, 2018 and June 30, 2017 we had inventory of $80,600 and $85,000 respectively, consisting of Optimized Fuel Maximizer units.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

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

The recorded amounts of financial instruments, comprising cash, accounts payable and income tax payable, approximate their market values as of September 30, 2018 due to the short term maturities of these financial instruments.

 OTHER INTANGIBLE ASSETS

Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. Our intangible assets are related to the acquisition of the Licensing rights for the Optimized Fuel Maximizer which is being amortized to expense over the licensing rights estimated useful life or period of benefit which is estimated to be 10 years using straight-line method; annual amortization will be approximately $50,250 per year. In addition, the purchase of our Green Meadow PR formula for natural pain relief for animals is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years using straight-line method. As of September 30, 2018 and June 30, 2018, the balances of our intangible assets net of accumulated amortization were $494,739 and $507,570 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and intangible assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. At the three months ended September 30, 2018 there is no impairment of long-lived assets or intangible assets.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

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

REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:
●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract ;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract ; and
●	Recognition of revenue when, or as, we satisfy performance obligation.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the three months ended September 30, 2018.

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

For the three months ended September 30, 2018 and 2017, all sales and license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

When non-refundable license fees do not meet this criteria the license revenues are recognized over the expected period of performance. We periodically review for any expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and license fees. If ever applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement.

TRADE RECEIVABLES

Trade Receivables are the amount of billed or unbilled claims or other similar items subject to uncertainty concerning their determination or ultimate realization under contracts that are expected to be collected in the next rolling twelve months following the latest balance sheet presented. Our policies on receivables varies per customer, but in no case do we allow for a receivable to be outstanding for more than 12 months. As of September 30, 2018, we had no open trade receivables, we had royalty receivables of $11,722 and other receivables from Optimized Fuel Technologies in the amount of $218,900. In the year ended June 30, 2018 we expensed $85,100 to bad debt as uncollectable receivables.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising and marketing expense of $3,774 during the three months ended September 30, 2018 and $0 during the three months ended September 30, 2017.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2018, 789,126  shares, (386,626 from convertible notes and 402,500 from warrants), were potentially dilutive common shares and for the three months ended September 30, 2017 there were no diluted shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

Note 3 – GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of September 30, 2018, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and with insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.
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
.Note 4 – LOANS RECEIVABLE
On November 1, 2017 the board of Directors approved a revolving loan receivable with a three year maximum term and a limit of $250,000 to Optimized Fuel Technologies, a related party and the manufacturer of the Fuel Maximizer units we sell. The loan is intended to have various advances at a 0% interest rate for the first 90 days with the interest rate subject to adjustment thereafter. Through June 30, 2018 $109,000 in loans were made to facilitate the additional CARB (California Air Resources board) certifications, Patents expanded, and other certifications needed, which are required for both domestic and international markets. The $109,000 was paid in full by being credited against a $500,000 note payable for licensing rights. On August 31, 2018 another payment was made to Optimized Fuel Technologies in the amount of $391,000 which was also credited against the $500,000 note payable resulting in the $500,000 note being paid in full. At September 30, 2018 there was a loan receivable from Optimized Fuel Technologies for $218,900.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

Note 5 - CONVERTIBLE LOANS

At September 30, 2018 and 2017, convertible loans consisted of the following:

	September 30,	June 30,
	2018	2018
November 7, 2017 Note	$-	$29,167
April 30, 2018 Note	112,500	112,500
June 15, 2018 Note	200,000	200,000
July 9, 2018 Note	110,000	-
July 16, 2018 Note	115,000	-
August 2, 2018 Note	303,250
August 15, 2018 Note	73,000	-
September 7, 2018 Note	84,000	-
September 7, 2018 Note	36,750	-
September 10, 2018 Note	55,000	-
September 19, 2018 Note	100,000	-
Total convertible notes payable	1,189,500	341,667
Less: Unamortized debt discount	(718,397)	(279,087)
Total convertible notes	471,103	48,580

Less: current portion of convertible notes	471,103	48,580
Long-term convertible notes	$-	$-

During the three months ended September 30, 2018 and 2017, the Company recognized amortization of debt discount, included in interest expense, of $187,440 and $0 respectively.

Promissory Notes and Warrants – Issued for the three months ended September 30, 2018

During the three months ended September 30, 2018, the Company issued a total of $913,000 promissory notes (“Notes”) with the following terms:

•	Terms ranging from 9 months to 37 months.
•	Annual interest rates of 0% to 12%.
•	Certain notes are convertible at the option of the holders at issuance, 90 days, or 180 days from issuance.
•	Conversion prices are typically based on the discounted (38% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 135% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts and financing costs totaling to $179,750 and the Company received cash of $733,250.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

The Company identified conversion features embedded within certain notes and warrants issued during the three months ended September 30, 2018 and the year ended June 30, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. During the three months ended September 30, 2018 the 68,530 warrants issued with convertible notes, are exercisable into 68,530 shares of common stock, for a period of five years from issuance, at a price of $7.00 to $8.40 per share. As a result of the reset features for these warrants, at September 30, 2018, the warrants increased by 245,244 and the total warrants are now exercisable into 313,774 shares of common stock at $1.71 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative (see Note 6).

Warrants

A summary of activity during the three months ended September 30, 2018 regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2018	49,300	$2.92
Granted	68,530	7.83
Reset feature	284,670	1.72
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2018	402,500	$1.68

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2018:

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average
Shares	Contractual life (in years)	Exercise Price	Shares	Exercise Price
402,500	4.77	$1.68	402,500	$1.68

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At September 30, 2018 and June 30, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year Ended
	September 30, 2018	June 30, 2018
Expected term	0.33 - 5.00 years	0.02 - 5.00 years
Expected average volatility	67% - 419%	12% - 487%
Expected dividend yield	-	-
Risk-free interest rate	2.19% - 2.94%	1.37% - 2.81%

The following table summarizes the changes in the derivative liabilities during the three months ended September 30, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2018	$1,265,394
Addition of new derivatives recognized as debt discounts	433,000
Addition of new derivatives recognized as loss on derivatives	1,188,266
Loss on change in fair value of the derivative	(298,827)
Balance - September 30, 2018	$2,587,833

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

The aggregate loss on derivatives during the three months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended
	September 30,
	2018	2017
Addition of new derivatives recognized as loss on derivatives	$1,188,266	$-
Gain on change in fair value of the derivative	(298,827)	-
Total	$889,439	$-

Note 7 –LICENSING AND SERVICE AGREEMENTS

On June 4, 2018 the Company entered into an Exclusive Licensing Agreement with Optimized Fuel Technologies, a related party, for the right to exclusively sell the Optimized Fuel Maximizer internationally, with the exception of the United States and Canada. Consideration of $1,500 was paid for the licensing right in the form of one million five hundred thousand (1,500,000) shares of the Company’s common shares valued at $.001 per share which were authorized to be issued to Optimized Fuel Technologies; in addition, five hundred thousand dollars ($500,000) was to be paid over the course of 24 months which was paid as of September 30, 2018.

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
 As of September 30, 2018, there were 17,829,947 shares of common stock issued and outstanding. As of June 30, 2017, there were 17,829,947 shares of common stock issued and outstanding.
No shares of common stock were issued during the three months ended September 30, 2018 and 2017.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2018 AND 2017

Note 9 – RELATED PARTY TRANSACTIONS
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
We have a loan receivable from Optimized Fuel Technologies, a related party, at September 30, 2018 totaling $218,900.

Note 10 – COMMITMENTS AND CONTINGENCIES

We have a twelve month lease for office space at 2721 Loker Avenue West, Carlsbad, CA 92010 for $2,500 per month with Optimized Fuel Technologies, a related party. During the three months ended September 30, 2018 total rent expense paid was $7,500 and no rent was paid in 2017.

We pay our CEO a salary of $3,000 per month. During the three months ended September 30, 2018 total salary paid was $9,000 and no salary was paid during the three months ended September 30, 2017.

Note 11 – SUBSEQUENT EVENTS
Management has reviewed events between September 30, 2018 to the date that the financials were issued, and other than the following there were no other significant events identified for disclosure.
On October 3, 2018 a note payable was issued to EMA Financial, LLC in the amount of $83,500 with an interest rate of 10% and maturity date of July 3, 2019.
On October 30, 2018 a note payable was issued to Power Up Lending Group LTD in the amount of $95,000 with an interest rate of 12% and maturity date of August 15, 2019.
On November 1, 2018 a note payable was issued to Carebourn Capital, L.P. in the amount of $258,570 with an interest rate of 12% and maturity date of November 1, 2019.
On October 23, 2018 we sold our remaining inventory for  $78,300  back to Optimized Fuel Technologies, a related party at our original cost.

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

Revenue Recognition
Effective July 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:
●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract ;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract ; and
●	Recognition of revenue when, or as, we satisfy performance obligation.
The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the three months ended September 30, 2018.

The Company's revenues have been generated primarily through sales of the Optec Fuel Maximizer devices. The terms of these agreements generally consist solely of upfront, nonrefundable payments for licensing and distribution rights. Revenues from non-refundable licensing and distribution fees are recognized upon the completion of delivery of the license agreement and invoice to the customer and/or receipt of the payment if the license has stand-alone value and we do not have ongoing involvement or obligations.

For the year ended June 30, 2018 and the three months period ended September 30, 2018, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017.

Revenue

During the quarter ended September 30, 2018 we had $3,526 in total sales attributed to the sales of Optimized Fuel Maximizer units which equated to 100% of sales for the quarter. During the quarter ended September 30, 2018 we also had royalty revenue of $11,722.

During the quarter ended September 30, 2017 we had $94,650 in total sales of which $4,500 was attributed to sales to one customer for Green Meadow formula rights which equated to 5% of sales for the quarter, and $90,150 which was attributed to the sales of Optimize fuel technology units which equated to 95% of sales for the quarter.

Cost of Sales

For the three months period ended September 30, 2018, we had cost of goods relating to the sale of Optimized Fuel Maximizer units of $4,400.

For the three months period ended September 30, 2017, we had cost of goods of $58,360 relating to the sale of Optimized Fuel Technology units.

Gross Profit

For the three months period ended September 30, 2018, we recognized a gross profit of $10,848 from the sale of Optimized Fuel Maximizer units which included  $3,526 less cost of goods of $4,400, and royalty income of $11,722.

For the three months period ended September 30, 2017, we recognized a gross profit of $36,290 from the sale of a sub license agreement for a dog treat product formula and sale of Optimized Fuel Technology units.

Operating Expenses

For the three months period ended September 30, 2018, we incurred total operating expenses of $76,330 consisting of professional fees of $39,680 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of formulas of $269, amortization of license of $12,562, consulting fees of $9,000, which was paid for assistance in the marketing of the Optimized Fuel Technology Units, legal fees of $1,000, travel expense of $2,000, advertising of $3,774, rent expense of $7,500 and general and administrative fees of $545.

For the three months period ended September 30, 2017, we incurred total operating expenses of $10,750 consisting of professional fees of $8,573 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $1,019, consulting fees of $1,000, which was paid for assistance in the marketing of the Optimized Fuel Technology Units, and general and administrative fees of $158.

Non-Operating Expenses

Other expenses incurred for the three-month period ended September 30, 2018 included a change in fair value of derivative liabilities of $889,439 and interest on convertible notes $209,052 for a total non-operating expense of $1,098,491.
Income Tax

For the three months period ended September 30, 2018 and 2017, we did not recognize tax expense.

Net Income (Loss)

For the three months period ended September 30, 2018, we recognized a net loss of $1,163,973 due to the factors discussed above.

For the three months period ended September 30, 2017, we recognized a net profit of $25,540 due to the factors discussed above.

Liquidity and Capital Resources

For the Three Months Ended September 30, 2018 Compared To the Year Ended June 30, 2018.

As at September 30, 2018, the Company had cash on hand of $31,265, total assets of $840,226 total liabilities of $3,146,885 and stockholders' deficit of $2,306,559 as compared to June 30, 2018, where the Company had cash on hand of $30,799, total assets of $626,369, total liabilities of $1,769,055 and stockholders' deficit of $1,142,686. The change in shareholders’ equity in the three months ended September 30, 2018 was largely attributable to operating income incurred in the period.

Operating Activities

For the three months period ended September 30, 2018, we used $57,717 cash in operating activities compared to $2,192 in cash provided from operating activities for the three months ended September 30, 2017.

During the three months ended September 30, 2018, we incurred a loss of $1,163,973 which was reduced for cash flow purposes by $1,089,710 in non-cash expenses and reduced further by a net increase in working capital liabilities of $16,546.  During the three months ended September 30, 2017, we incurred a profit of $25,540 which was increased for cash flow purposes by $1,019 in non-cash expenses and reduced  by a net increase in working capital liabilities of $24,267.

Investing Activities

For the three months period ended September 30, 2018,we had a loan receivable of $609,900 which was made to Optimized Fuel Technologies and for the three months period ended September 30, 2017 we had no investing activities.

Financing Activities

During the three months ended September 30, 2018 we had proceeds from issuance of notes payable for $733,250, and principal payments on debt of $65,167. We had a note payable of $500,000 for licensing rights to Optimized Fuel Technologies, a related party, of which $109,000 was offset by a note payable to us by Optimized Fuel Technologies and the balance of $391,000 which was subsequently paid to Optimized Fuel Technologies. For the three months period ended September 30, 2017 we had no financing activities.

The Company has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's September 30, 2018 quarter. The Company has not negotiated nor has available to it any other third party sources of liquidity.

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the June 30, 2018 annual report..

Changes in internal controls

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and three months periods ended September 30, 2018 or 2017 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued during the three months ended September 30, 2018.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and three months ended September 30, 2018.

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

Dated: November 14, 2018	OPTEC INTERNATIONAL, INC.

	By:	/s/ Peter Sollenne
Peter Sollenne,
Chief Executive Officer