Form 10-Q
period 2018-12-31
Optec International, Inc.
filed 2019-02-14
CIK 1557340

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2018

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________

Commission file number 333-198993

OPTEC INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation)	333-198993 (Commission File Number)	45-5552519 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 14, 2019
Common Stock, $0.001 par value per share	9,618,732

OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

ITEM 1. CONDENSED FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS
OPTEC INTERNATIONAL, INC.
TABLE OF CONTENTS

December 31, 2018

OPTEC INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

	December 31, 2018	June 30, 2018
Assets	(Unaudited)
Current Assets
Cash	$9,241	$30,799
Accounts Receivable-Royalties-related party	11,722	-
Prepaid Salary	-	3,000
Inventory	80,600	85,000
Total Current Assets	101,563	118,799
Other Assets
Licenses net of accumulated amortization of $25,125	977,375	502,500
Other intangible assets net of accumulated amortization of $6,218 and $5,680 respectively	4,532	5,070
Total Other Assets	981,907	507,570
Total Assets	$1,083,470	$626,369

Liabilities and Stockholders' Deficit

Current Liabilities
Payable and accrued expenses-related party	195,482	60,760
Derivative liability	4,434,642	1,265,394
Accrued Interest	44,392	3,221
Notes Payable net of discount	871,109	48,580
Notes Payable-License	-	391,000
Loan from related party	100	100
Total Current Liabilities	$5,545,725	$1,769,055
Total Liabilities	5,545,725	1,769,055
Commitments and Contingencies
Stockholders' deficit
Common stock $0.001 par value 75,000,000 shares authorized 18,007,001 and 17,829,947 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	18,007	17,830
Additional paid in capital	996,302	203,120
Accumulated earnings (deficit)	(5,476,564)	(1,363,636)
Total Stockholders' deficit	(4,462,255)	(1,142,686)
Total Liabilities and Stockholders' Equity (deficit)	$1,083,470	$626,369

See accompanying notes to condensed unaudited financial statements

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
 (Unaudited)Ended
	Three Months		Six Months
	Ended December 31, 2018		Ended December 31, 2018
	2018	2017	2018	2017
Revenue
Optec Fuel Maximizer Units	$-	$(3,850)	$3,526	$86,300
Royalties	-	-	11,722	-
Sub license agreements	-	-	-	4,500
Total Revenue	-	(3,850)	15,248	90,800

Cost of goods sold	-	-	4,400	58,360

Gross Profit	-	(3,850)	10,848	32,440

Operating Expenses
Professional fees	32,597	7,463	72,277	16,036
Amortization	12,832	1,019	25,663	2,038
Advertising and Marketing	-	5,400	3,774	5,400
Legal	-	-	1,000	-
Rent	7,500	-	15,000	-
Travel	-	-	2,000	-
Bad debt	(2,400)	35,559	(2,400)	35,559
Consulting	11,500	31,500	20,500	32,500
Commission	-	5,000	-	5,000
General & administrative	883	379	1,428	537
Total Operating Expenses	62,912	86,320	139,242	97,070

(Loss) before other expense	(62,912)	(90,170)	(128,394)	(64,630)

Other Expense
Change in fair value of derivative	2,358,819	252,525	3,248,258	252,525
Interest on convertible notes	527,224	45,609	736,276	45,609
Total Other Expense	2,886,043	298,134	3,984,534	298,134

Net (Loss)	$(2,948,955)	$(388,304)	$(4,112,928)	$(362,764)

Basic and Diluted (Loss) Per Share from operations	(0.16)	(0.01)	(0.23)	(0.01)

Weighted Average of Common Shares Outstanding basic and diluted	17,862,765	38,244,500	17,846,356	38,244,500

See accompanying notes to condensed unaudited financial statements.

OPTEC INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Cash Flows from Operating Activities
Net (loss)	$(4,112,928)	$(362,764)
Adjustments to Reconcile Net (Loss) To Net Cash Provided by (Used In) Operating Activities:
Amortization expense-Formulas	-	2,038
Amortization License	25,663	-
Amortization of debt discount	615,344	42,257
Allowance for bad debt	-	35,559
Changes in fair value of derivative	3,248,258	252,525
Stock issued for services	-	16,000
Changes in Operating Assets and Liabilities
Accounts receivable-Royalties	(11,722)	(173,095)
Inventory	4,400	(85,000)
Prepaid Salary	3,000	-
Accounts payable and accrued expenses	(41,601)	55,192
Accrued interest	54,230	3,352
Net Cash used in Operating Activities-	(215,356)	213,936

Cash Flows from Investing Activities
Collection of Loan From Optimized Fuel Technologies	101,722	-
Loan to Optimized Fuel Technologies	(816,400)	-
Net Non-Cash used in Investing Activities	(714,678)	-

Financing Activities
Proceeds from issuance of notes payable	1,177,143	215,500
Loan from related party	-	100
Principal payments on debt	(268,667)	-

Net Cash provided by Financing Activities	908,476	215,600

Increase/Decrease in Cash	(21,558)	1,664

Cash at Beginning of Period	30,799	342

Cash at End of Period	$9,241	$2,006

Supplemental disclosure
Cash paid for Interest	$66,702	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Note receivable offset by note payable-related party	$391,000	$-
Note receivable offset by purchase of LED License	$321,518	$-
Payable for acquisition of LED License	$178,482	$-
Issuance of shares on exercise of warrants	$719,561	$-
Conversion of accrued interest to shares	$19,956	$-
Conversion of debt into shares	$53,842	$-
Derivative liabilities recognized as debt discounts	$694,393	$-

See accompanying notes to unaudited financial statements.

OPTEC INTERNATIONAL, INC.
NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED December 31, 2018 AND 2017
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

On December 31, 2018 the exclusive North American distribution licensing rights for the "Pro-Sun" LED Horticultural Grow Lamps were acquired from Optimized Fuel technologies for $500,000. An outstanding loan of $321,518 to Optimized Fuel Technologies was applied against the exclusive North American distribution licensing rights license for LED Lights in the amount of  $500,000 leaving a remaining balance of $178,482 as an account payable to Optimized Fuel Technologies.

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

CASH AND CASH EQUIVALENTS

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2018 or 2017.

CUSTOMER AND PURCHASE CONCENTRATION
During the Six months ended December 31, 2018 and 2017, the following customers represented more than 10% of the Company’s sales.
	December 31, 2018		December 31, 2017
	$	%	$	%
Total licensing revenue	-	-	4,500	4.9
Total royalties	11,722	77	-	-
Total product revenue *	3,526	23	85,100	95.1
Total revenue	15,248	100	89,600	100
Total licensing revenue
Customer A	3,376	22	4,500	4.9
Customer B	150	1		-
Customer D	-	-	31,600	35.3
Customer E	-	-	53,500	59.8
Customer F	11,722	77	-	-
Concentration	$15,248	100	$89,600	100

During the six months ended December 31, 2018 and 2017, the following vendors represented more than 10% of the Company’s Purchases:
	December 31, 2018		December 31, 2017

High Nexus Network	3,376	22	-	-
Optimized Fuel Technologies*	-	-	58,326	100
Total Purchases	-	-	58,326	100
*100% represents product purchased from Optimized Fuel Technologies.

INVENTORY

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. At December 31, 2018 and June 30, 2018, we had inventory of $80,600 and $85,000 respectively, consisting of Optimized Fuel Maximizer units.

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

The recorded amounts of financial instruments, comprising cash, accounts payable and income tax payable, approximate their market values as of December 31, 2018 due to the short term maturities of these financial instruments.

 OTHER INTANGIBLE ASSETS

Under ASC 350-50-1, costs incurred in the acquisition of an intangible asset are capitalized by the Company. Our intangible assets are related to the acquisition of the Licensing rights for the Optimized Fuel Maximizer which is being amortized to expense over the licensing rights estimated useful life or period of benefit which is estimated to be 10 years using straight-line method; annual amortization will be approximately $50,250 per year. In addition, the purchase of our Green Meadow PR formula for natural pain relief for animals is being amortized to expense over the formula's estimated useful life or period of benefit which is estimated to be 10 years using straight-line method. On December 31, 2018 there was a loan receivable from Optimized Fuel Technologies for $321,518 which was applied towards the acquisition of the licensing rights for LED Lights for $500,000 leaving an accounts payable balance due to Optimized Fuel Technologies of $178,482. As of December 31, 2018, and June 30, 2018, the balances of our intangible assets net of accumulated amortization were $981,907 and $507,570 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the recoverability of long-lived assets and intangible assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. During the three and six months ended December 31, 2018 there is no impairment of long-lived assets or intangible assets.

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

REVENUE RECOGNITION

Effective July 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:
●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy performance obligation.
The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the three and six months ended December 31, 2018.

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

For the three and six months ended December 31, 2018 and 2017, all sales and license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

TRADE RECEIVABLES

Trade Receivables are the amount of billed or unbilled claims or other similar items subject to uncertainty concerning their determination or ultimate realization under contracts that are expected to be collected in the next rolling twelve months following the latest balance sheet presented. Our policies on receivables varies per customer, but in no case do we allow for a receivable to be outstanding for more than 12 months. As of December 31, 2018, we had no open trade receivables, we had royalty receivables of $11,722.  In the year ended June 30, 2018, we expensed $85,100 to bad debt as uncollectable receivables.

ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred advertising and marketing expense of $0 for the three months and $3,774 during the six months ended December 31, 2018 and $5,400 during the three and six months ended December 31, 2017.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company computes net income (loss) per share in accordance with ASC 105, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended December 31, 2018, 5,584,947 shares, (3,364,951 from convertible notes and 2,219,996 from warrants), were potentially dilutive common shares and for the six months ended December 31, 2017 there were no diluted shares.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.
Note 3 – GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of December 31, 2018, the Company had yet to establish a proven, reliable, recurring source of revenue to fund its ongoing operating costs and has insufficient funds to fully implement its proposed business plan. This raises substantial doubt about the Company's ability to continue as a going concern.
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
Note 4 – LOANS RECEIVABLE
On November 1, 2017 the board of Directors approved a revolving loan receivable with a three- year maximum term and a limit of $250,000 to Optimized Fuel Technologies, a related party and the manufacturer of the Fuel Maximizer units we sell. The loan is intended to have various advances at a 0% interest rate for the first 90 days with the interest rate subject to adjustment thereafter. Through June 30, 2018 $109,000 in loans were made to facilitate the additional CARB (California Air Resources board) certifications, Patents expanded, and other certifications needed, which are required for both domestic and international markets. The $109,000 was paid in full by being credited against a $500,000 note payable for licensing rights. On August 31, 2018 another loan was made to Optimized Fuel Technologies in the amount of $391,000 which was also credited against the $500,000 note payable resulting in the $500,000 note being paid in full. At December 31, 2018 there was a loan receivable from Optimized Fuel Technologies for $321,518 which was applied towards the acquisition of the licensing rights for LED Lights for $500,000 leaving an accounts payable balance due to Optimized Fuel Technologies of $178,482. The acquisition for the licensing rights for the LED lights occurred on December 31, 2018.

Note 5 - CONVERTIBLE LOANS

At December 31, 2018 and June 30, 2018, convertible loans consisted of the following:

	December 31,	June 30,
	2018	2018
November 7, 2017 Note	$-	$29,167
April 30, 2018 Note	-	112,500
June 15, 2018 Note	193,102	200,000
July 9, 2018 Note	110,000	-
July 16, 2018 Note	115,000	-
August 2, 2018 Note	212,250	-
August 15, 2018 Note	73,000	-
September 7, 2018 Note	84,000	-
September 7, 2018 Note	36,750	-
September 10, 2018 Note	55,000	-
September 19, 2018 Note	100,000	-
October 3, 2018 Note	83,500	-
October 30, 2018 Note	95,000	-
November 1, 2018 Note	258,570	-
November 13, 2018 Note	56,250	-
December 6, 2018 Note	56,250	-
December 18, 2018 Note	20,000	-
Total convertible notes payable	1,548,672	341,667
Less: Unamortized debt discount	(677,563)	(293,087)
Total convertible notes	871,109	48,580

Less: current portion of convertible notes	$871,109	$48,580
Long-term convertible notes	$-	$-

During the three and six months ended December 31, 2018 and 2017, the Company recognized amortization of debt discount, included in interest expense, of $328,904 and $615,344; and $0 and $42,257 respectively.

Promissory Notes and Warrants – Issued for the six months ended December 31, 2018

During the six months ended December 31, 2018, the Company issued a total of $1,482,570 promissory notes (“Notes”) with the following terms:

•	Terms ranging from 9 months to 37 months.
•	Annual interest rates of 0% to 12%.
•	Certain notes are convertible at the option of the holders at issuance, 90 days, or 180 days from issuance.
•	Conversion prices are typically based on the discounted (38% to 50% discount) average closing prices or lowest trading prices of the Company’s shares during various periods prior to conversion.

Certain notes allow the Company to redeem the notes at rates ranging from 130% to 150% depending on the redemption date provided that no redemption is allowed after the 180th day. Likewise, the note includes original issue discounts and financing costs totaling to $305,428 and the Company received cash of $1,177,143. During the six months ended December 31, 2018, the Company repaid principal amount on convertible notes of $268,667.

The Company identified conversion features embedded within certain notes and warrants issued during the six months ended December 31, 2018 and the year ended June 30, 2018. The Company has determined that the conversion feature of the Notes represents an embedded derivative since the conversion price is variable and the Notes include a reset provision which could cause adjustments upon conversion. Accordingly, the Notes are not considered to be conventional debt and the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. During the six months ended December 31, 2018, the 73,863 warrants issued with convertible notes, are exercisable into 73,863 shares of common stock, for a period of five years from issuance, at a price of $7.00 to $8.40 per share. As a result of the reset features for these warrants, at December 31, 2018, the warrants increased by 2,193,015 and the total warrants are now exercisable into 2,219,996 shares of common stock at $0.26 per share. The reset feature of warrants associated with this convertible note was effective at the time that a separate convertible note with lower exercise price was issued. We accounted for the issuance of the Warrants as a derivative (see Note 6).

Warrants

A summary of activity during the six months ended December 31, 2018 regarding warrants issued as follows:

	Warrants Outstanding
		Weighted Average
	Shares	Exercise Price

Outstanding, June 30, 2018	49,300	$2.92
Granted	73,863	7.81
Reset feature	2,193,015	0.29
Exercised	(96,182)	1.49
Forfeited/canceled	-	-
Outstanding, December 31, 2018	2,219,996	$0.26

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2018.

Warrants Outstanding			Warrants Exercisable
Number of	Weighted Average Remaining Contractual life	Weighted Average	Number of	Weighted Average
Shares	(in years)	Exercise Price	Shares	Exercise Price
2,219,996	4.66	$0.26	2,219,996	$0.26

Conversion

During the six months ended December 31, 2018, the Company converted notes with principal amounts and accrued interest of $19,956 into 77,500 shares of common stock and 96,182 cashless warrant were exercised into 99,973 shares of common stock. The corresponding derivative liability at the date of conversion of $773,403 was credited to additional paid in capital.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2018. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

At December 31, 2018 and June 30, 2018, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year Ended
	December 31, 2018	June 30, 2018
Expected term	0.08 - 5.00 years	0.02 - 5.00 years
Expected average volatility	67% - 419%	12% - 487%
Expected dividend yield	-	-
Risk-free interest rate	2.19% - 3.03%	1.37% - 2.81%

The following table summarizes the changes in the derivative liabilities during the six months ended December 31, 2018:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - June 30, 2018	$1,265,394
Addition of new derivatives recognized as debt discounts	694,393
Addition of new derivatives recognized as loss on derivatives	1,628,482
Settled upon conversion of debt and warrant (Derivative resolution)	(773,403)
Loss on change in fair value of the derivative	1,619,776
Balance - December 31, 2018	$4,434,642

The aggregate loss on derivatives during the six months ended December 31, 2018 and 2017 was as follows:

	Six Months Ended
	December 31,
	2018	2017
Addition of new derivatives recognized as loss on derivatives	$1,628,482	$165,931
Loss on change in fair value of the derivative	1,619,776	86,594
Total	$3,248,258	$252,525

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

On December 31, 2018 the exclusive North American distribution licensing rights for the "Pro-Sun" LED Horticultural Grow Lamps were acquired from Optimized Fuel technologies for $500,000. An outstanding loan of $321,518 to Optimized Fuel Technologies was applied against the exclusive North American distribution licensing rights license for LED Lights in the amount of  $500,000 leaving a remaining balance of $178,482 as an account payable to Optimized Fuel Technologies.

Note 8 - COMMON STOCK

The Company is authorized to issue seventy- five million shares of common stock with $0.001 par value.
As of December 31, 2018, there were 18,007,420 shares of common stock issued and outstanding. As of June 30, 2017, there were 17,829,947 shares of common stock issued and outstanding.
There were 177,473 shares of common stock issued during the six months ended December 31, 2018 and no stock issued 2017.
Note 9 – COMMITMENTS AND CONTINGENCIES

We have a twelve- month lease for office space at 2721 Loker Avenue West, Carlsbad, CA 92010 for $2,500 per month with Optimized Fuel Technologies, a related party. During the six months ended December 31, 2018 total rent expense paid was $15,000 and no rent was paid in 2017.

We pay our CEO a salary of $3,000 per month. During the six months ended December 31, 2018 total salary paid was $18,000 and no salary was paid during the three and six months ended December 31, 2017.
Note 10 - SUBSEQUENT EVENTS
Management has reviewed events between December 31, 2018 to the date that the financials were issued, and other than the following there were no other significant events identified for disclosure.
On January 11, 2019 a note payable was issued to Auctus Fund, LLC  in the amount of $112,500 with an interest rate of 12% and maturity date of October 11, 2019. In addition, a Common Stock Purchase Warrant was issued for the purchase of up to 375,000 shares of Common Stock.
On January 22, 2019 a note payable was issued to GW Holdings Group, LLC in the amount of $69,000 with an interest rate of 12% and maturity date of January 22, 2020.
On February 5, 2019 the Company increased its authorized common stock shares from 75,000,000 to 150,000,000, in order to have sufficient shares available for reserve shares for Convertible Note holders and to have shares available for future acquisitions of new green technologies. This increase of authorized shares does not increase or decrease the shares outstanding.
From December 31, 2018 to February 6, 2019 the issued and outstanding shares have decreased from 18,007,420 to 9,618,732. There were 9,000,000 shares surrendered and returned to treasury and 661,113 new shares issued primarily as a result of Convertible Note conversions and warrant exercises.

ITEM 2.  Management's discussion and analysis of financial condition and results of operations

GENERAL

Optec International, Inc. (formerly Green Meadow Products, Inc. ("the Company", "we", "us" or "our") was incorporated under the laws of the State of Wyoming on June 22, 2012.
The Company’s goal from the outset was to establish itself as a “Green” Company where our focus would be on products that were environmentally friendly. The Company currently distributes products which are “environmentally friendly”. In the last year the Company has focused its resources towards the sales of The Optimized Fuel Maximizer, an on demand technology designed for computer controlled gasoline and diesel engines for improved fuel efficiency and performance while simultaneously reducing harmful emissions. We believe that the technology can reduce greenhouse gas emissions which in turn could conceivably aid in making the air much healthier in our cities.  (For further information on Optec Products acquired-www.optecmpg.com).  On December 31, 2018 the exclusive North American distribution licensing rights for the "Pro-Sun" LED Horticultural Grow Lamps were acquired from Optimized Fuel technologies for $500,000. The company plans to initiate marketing the LED grow lights in 2019. The Company had originally operated in the pet natural health supplement and related fields; with a focus on natural pet pain relief formulas and pet pain preventative products. Although the Company retains the asset of a pain relief formula for pets the company has focused on the different environmentally friendly aforementioned products and no longer seeks to operate in the pet product business.
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

Revenue Recognition

 Effective July 1, 2018, the Company adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”) which provides a principles-based, five-step approach to measure and recognize revenue from contracts with customers. Revenue is recognized when the following criteria are met:

●	Identification of the contract, or contracts, with a customer;
●	Identification of the performance obligations in the contract;
●	Determination of the transaction price;
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when, or as, we satisfy performance obligation.
The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, cash flows, and balance sheet as of the adoption date or for the six months ended December 31, 2018.

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

For the year ended June 30, 2018 and the six months period ended December 31, 2018, all license payments met the above criteria or in the case of one contract, the only continuing involvement was to sell our products to the distributor at pricing that is consistent with market transactions, thereby allowing for the recognition of revenue for the licensing and distribution arrangements upon receipt.

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

Results of Operations

For the Three and Six Months Ended December 31, 2018 Compared to the Three and Six Months Ended December 31, 2017

Revenue

For the three-month period ended December 31, 2018, we had no income.

During the six months ended December 31, 2018 we had $3,526 in total sales attributed to the sales of Optimized Fuel Maximizer units which equated to 100% of sales for the quarter. During the six months ended December 31, 2018 we also had royalty revenue of $11,722.

For the three-month period ended December 31, 2017, we had $(3,850) in loss derived from return of an order of Optec Fuel Maximizer product.

For the six-month period ended December 31, 2017 we had $90,800 in total sales of which $4,500 in sales to one customer for a custom formula for an energy bar which equates to 5% of sales for the quarter, and $86,300 in sales of the Optec Fuel Maximizer devices, which equates to 95% of sales for the quarter.

Cost of Sales

For the three months period ended December 31, 2018, we had no cost of goods.

For the six months period ended December 31, 2018, we had cost of goods relating to the sale of Optimized Fuel Maximizer units of $4,400.

For the three months period ended December 31, 2017, we had no cost of goods.

For the six months period ended December 31, 2017, we had cost of goods of $58,360 relating to the sale of Optimized Fuel Technology units.

Gross Profit

For the three-month period ended December 31, 2018, we had no income or cost of goods.

For the six months period ended December 31, 2018, we recognized a gross profit of $10,848 from the sale of Optimized Fuel Maximizer units which included $3,526 less cost of goods of $4,400, and royalty income of $11,722.

For the three-month period ended December 31, 2017, we recognized a loss of $3,850 from the return of Optec Fuel Maximizer units.

For the six- month period ended December 31, 2017, we recognized a gross profit of $32,440 from sale of a sub license agreement for a dog treat product formula and sale of Optec Fuel Maximizer units.

Operating Expenses

For the three months period ended December 31, 2018, we incurred total operating expenses of $62,912 consisting of professional fees of $32,597 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of $12,832, rent $7,500, bad debt $(2,400) consulting fees of $11,500, which was paid for assistance in the marketing of the Optimized Fuel Technology Units, and general and administrative fees of $883. Other expenses incurred for the three-month period ended December 31, 2018 included a change in fair value of derivative liabilities of $2,358,819 and interest on convertible notes $527,224 for a total non-operating expense of $2,886,043.

For the six months period ended December 31, 2018, we incurred total operating expenses of $139,242 consisting of professional fees of $72,277 which were attributable to expenses relating to our SEC filings and accounting costs, amortization of formulas and license $25,663, consulting fees of $20,500, which was paid for assistance in the marketing of the Optimized Fuel Technology Units, legal fees of $1,000, travel expense of $2,000, advertising and marketing of $3,774, rent expense of $15,000, bad debt of ($2,400) and general and administrative fees of $1,428. Other expenses incurred for the six-month period ended December 31, 2018 included a change in fair value of derivative liabilities of $3,248,258 and interest on convertible notes $736,276 for a total non-operating expense of $3,984,534.

For the three-month period ended December 31, 2017, we incurred total operating expenses of $86,320 consisting of professional fees of $7,463, consulting fees of $31,500, Marketing fees of $5,400, bad debt allowance of $35,559, Commission of $5,000, Amortization of $1,019, general and administrative fees of $379.  Other expenses incurred for the three months period ended December 31, 2017 included a change in FV of derivative $252,525 and interest on convertible notes $45,609 for a total other expense of $298,134. Increases in expenses is attributable to costs associated with the sales of the Optec Fuel Maximizer units and the costs associated with three notes which the Company issued.
For the six-month period ended December 31, 2017, we incurred total operating expenses of $97,070 consisting of professional fees of $16,036, consulting fees of $32,500, Marketing fees of $5,400, bad debt allowance of $35,559, Commission of $5,000, Amortization of $2,038, and general and administrative fees of $537. Other expenses incurred for the six-month period ended December 31, 2017, change in FV of derivative $252,525 and interest on convertible notes $45,609 for a total other expense of $298,134.

Non-Operating Expenses

Income Tax

For the three months period ended December 31, 2018 and 2017, we did not recognize tax expense.

Net Income (Loss)

For the three months period ended December 31, 2018, we incurred a net loss of $2,948,955 due to the factors discussed above and for the six months period ended December 31, 2018 we incurred a net loss of $4,112,928 due to the factors discussed above.

For the three months period ended December 31, 2017, we incurred a net loss of $388,304 due to the factors discussed above and for the six months period ended December 31, 2017 we incurred a net loss of $362,764 due to the factors discussed above.

Liquidity and Capital Resources

For the Six Months Ended December 31, 2018 Compared to the Year Ended June 30, 2018.

As at December 31, 2018, the Company had cash on hand of $9,241, total assets of $1,083,470, total liabilities of $5,545,725 and stockholders' deficit of $4,462,255 as compared to June 30, 2018, where the Company had cash on hand of $30,799, total assets of $626,369, total liabilities of $1,769,055 and stockholders' deficit of $1,142,686. The change in shareholders’ equity in the six months ended December 31, 2018 was largely attributable to operating income incurred in the period.

Operating Activities

For the Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31,2017

For the six months period ended December 31, 2018, we used $215,356 cash in operating activities

During the six months ended December 31, 2018, we incurred a loss of $4,112,928, a change in accounts receivable of $(11,722), a change in accounts payable and decreased expenses of $(41,601), a change in notes payable of $(615,344) reduced further by a net increase in interest of $54,230 for convertible notes, amortization of $25,663, inventory of $4,400, prepaid salary of $3,000 a change in fair value of derivative liability of $3,248,258.
During the six months ended December 31, 2017, we incurred a loss of $362,764, a change in accounts receivable of $(173,095), change in accounts payable of $55,192, a change in notes payable of $42,257 reduced further by a net increase in interest of $3,352 for convertible notes; a change in fair value of derivative liability of $252,525.

Investing Activities

On December 31, 2018 the exclusive North American distribution licensing rights for the "Pro-Sun" LED Horticultural Grow Lamps were acquired from Optimized Fuel technologies for $500,000. An outstanding loan of $321,518 to Optimized Fuel Technologies was applied against the exclusive North American distribution licensing rights license for LED Lights in the amount of  $500,000 leaving a remaining balance of $178,482 as an account payable to Optimized Fuel Technologies.  For the six months period ended December 31, 2017 we had no investing activities.

Financing Activities

During the six months ended December 31, 2018 we had proceeds from issuance of notes payable for $1,177,143, and principal payments on debt of $268,667.

For the six months period ended December 31, 2017, $908,476 cash was provided by Financing activities.

The Company has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern.

The Company has no agreements in place with its shareholders, officer and director or with any third parties to fund operations beyond the end of the Company's December 31, 2018 quarter. The Company has negotiated with other third party sources for liquidity (See subsequent events)

The Company has no, current, off balance sheet arrangements and does not anticipate entering into any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to material weaknesses in our internal controls as described in the June 30, 2018 annual report.

Changes in internal controls

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company was not subject to any legal proceedings during the three and six months periods ended December 31, 2018 or 2017 and to the best of our knowledge and belief no proceedings are currently threatened or pending.

Item 1A. Risk Factors

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered equity securities were issued during the three months ended December 31, 2018 and 177,473 shares were issued during the six months ended December 31, 2018.

Item 3. Defaults upon Senior Securities

No senior securities were issued and outstanding during the three and six months ended December 31, 2018.

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

Dated: February 14, 2019	OPTEC INTERNATIONAL, INC.

	By:	/s/ Peter Sollenne
Peter Sollenne,
Chief Executive Officer